Form 10-K/A
period 2013-08-31
Bookedbyus Inc.
filed 2013-12-10
CIK 1528697

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

(Mark One)

  FORM 10-K/A

Amendment No. 1

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

Explanatory Note: This Amendment No. 1 on Form 10-K/A amends our Annual Report on Form 10-K for the fiscal year ended August 31, 2013, which was originally filed with the SEC on November 29, 2013. We are filing this Amendment No. 1 solely to furnish Exhibit 101 to the Form 10-K, which provides certain items formatted in eXtensible Business Reporting Language (“XBRL”).

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

PART IV

Item 15. Exhibits, Financial Statement Schedules.

The following exhibits are incorporated into this Form 10-K Annual Report:

Exhibit No.                Description

3.1	Articles of Incorporation [1]
3.2	Bylaws of Bookedbyus Inc. [2]
31.1	Certification of Chief Executive Officer Pursuant to Rule 13a–14(a) or 15d-14(a) of the Securities Exchange Act of 1934 [3]
31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934*
32.1	Certification of Chief Executive Officer under Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 [3]
32.2	Certification of Chief Financial Officer under Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

1] Incorporated by reference from the Company’s S-1 filed with the Commission on September 9, 2011.

[2] Incorporated by reference from the Company’s S-1 filed with the Commission on September 9, 2011.

[3] Filed on November 29, 2013.

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

Dated: December 10 , 2013