Form 10-Q
period 2013-11-30
Bookedbyus Inc.
filed 2014-01-21
CIK 1528697

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2013

333-176705
Commission File Number

BOOKEDBYUS INC.
(Exact name of registrant as specified in it’s charter)

Nevada	26-1679929
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

c/o Fred Person 619 S. Ridgeley Drive, Los Angeles, CA	90036
(Address of principal executive offices)	(Zip Code)

(323) 634-1000
(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☐ Yes ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act:

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☒ Yes ☐ No

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court ☐ Yes ☐ No

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. As of January 20, 2014, we had 22,170,000 shares of common stock outstanding.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

Bookedbyus Inc.
(A Development Stage Company)

Financial Statements
(Expressed in U.S. Dollars)
For the three month periods ended November 30, 2013 and 2012
(Unaudited)

Bookedbyus Inc.
(A Development Stage Company)
Balance Sheets
(Expressed in U.S. Dollars)
(Unaudited)

	November 30, 2013	August 31, 2013

Assets

Current assets
Cash and cash equivalents	$147	$435
Total current assets	147	435

Other assets
Intangible assets, net	3,542	3,667

Total assets	$3,689	$4,102

Liabilities and Stockholders’ Equity (Deficit)

Current liabilities
Accounts payable and accrued liabilities (Note 4)	$1,696	$1,200
Due to related parties	4,800	-

Total current liabilities	6,496	1,200

Total liabilities	6,496	1,200

Stockholders’ equity (deficit)
Capital stock (Note 6)
Authorized
75,000,000 of common shares, par value $0.001
Issued and outstanding
22,170,000 common shares issued and outstanding (2013 – 22,170,000), par value $0.001	22,170	22,170
Additional paid in capital	86,180	86,180
Deficit accumulated during the development stage	(111,157)	(105,448)

Total stockholders’ equity (deficit)	(2,807)	2,902

Total liabilities and stockholders’ equity (deficit)	$3,689	$4,102

The accompanying notes are an integral part of these financial statements.

Bookedbyus Inc.
(A Development Stage Company)
Statements of Operations
(Expressed in U.S. Dollars)
(Unaudited)

	For the three months period ended November 30, 2013	For the three months period ended November 30, 2012	For the period from the date of inception (December 27, 2007) to November 30, 2013

Revenue	$-	$7,182	$35,002

Expenses
Amortization	$125	$125	$1,458
Professional fees	5,000	6,500	76,639
General and administrative	584	74	11,062
Management fees (Note 5)	-	-	41,000
Rent (Note 5)	-	-	16,000

Total expenses	5,709	6,699	146,159
Net income (loss)	$(5,709)	$483	$(111,157)

Basic and diluted income (loss) per common share	$0.00	$0.00

Weighted average number of common shares - basic and diluted	22,170,000	22,070,000

The accompanying notes are an integral part of these financial statements.

Bookedbyus Inc.
(A Development Stage Company)
Statement of Stockholders’ Equity (Deficit)
(Expressed in U.S. Dollars)
(Unaudited)

	Number of shares issued	Capital Stock	Additional paid in capital	Deficit, accumulated during the development stage	Stockholders’ equity (deficit)
		$	$	$	$

Balance at December 27, 2007 (inception) (Restated)
Shares issued (Note 6)	9,000,000	9,000	-	-	9,000
Net loss for the period	-	-	-	(14,835)	(14,835)

Balance at August 31, 2008 (Restated)	9,000,000	9,000	-	(14,835)	(5,835)
Net loss for the year	-	-	-	(21,457)	(21,457)

Balance at August 31, 2009 (Restated)	9,000,000	9,000	-	(36,292)	(27,292)
Net loss for the year	-	-	-	(21,031)	(21,031)

Balance at August 31, 2010 (Restated)	9,000,000	9,000	-	(57,323)	(48,323)
Shares issued (Note 6)	13,070,000	13,070	76,280	-	89,350
Net loss for the year	-	-	-	(34,150)	(34,150)

Balance at August 31, 2011	22,070,000	22,070	76,280	(91,473)	6,877
Net income for the year	-	-	-	1,239	1,239

Balance at August 31, 2012	22,070,000	22,070	76,280	(90,234)	8,116
Shares issued (Note 6)	100,000	100	9,900	-	10,000
Net loss for the year	-	-	-	(15,214)	(15,214)

Balance at August 31, 2013	22,170,000	22,170	86,180	(105,448)	2,902
Net loss for the period	-	-	-	(5,709)	(5,709)
Balance at November 30, 2013	22,170,000	$22,170	$86,180	$(111,157)	$(2,807)

The accompanying notes are an integral part of these financial statements.

Bookedbyus Inc.
(A Development Stage Company)
Statements of Cash Flows
(Expressed in U.S. Dollars)
(Unaudited)

	For the three months period ended November 30, 2013	For the three months period ended November 30, 2012	For the period from the date of inception (December 27, 2007) to November 30, 2013

Cash flows from operating activities
Net income (loss)	$(5,709)	$483	$(111,157)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	125	125	1,458
Share based compensation	-	-	16,000
Contributed capital towards services	-	-	9,000
Changes in operating assets and liabilities
Increase in accounts payable and accrued liabilities	496	-	1,696

Cash flows provided by (used in) operating activities	(5,088)	608	(83,003)

Cash flows from financing activities
Proceeds from share issuances	-	-	33,000
Due to related party (Note 5)	4,800	-	50,150

Cash provided by financing activities	4,800	-	83,150

Net increase (decrease) in cash	(288)	608	147

Cash and cash equivalents, beginning of period	435	3,949	-

Cash and cash equivalents, end of period	$147	$4,557	$147

Non cash supplemental disclosures
Shares issued for acquisition of intangible asset	$-	$-	$5,000
Shares issued in settlement of due to related party	$-	$-	$45,350

The accompanying notes are an integral part of these financial statements.

Bookedbyus Inc.
(A Development Stage Company)
Notes to Financial Statements
(Expressed in U.S. Dollars)
For the three month period ended November 30, 2013 and 2012
(Unaudited)

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

On January 9, 2008, the Company affected a thousand (1,000) for one (1) forward stock split of all outstanding common shares and a corresponding forward increase in the Company’s authorized common stock. The effect of the forward split was to increase the number of the Company’s authorized common shares from 75,000 shares par value $0.001 to 75,000,000 shares par value $0.001. At the time of the stock split, the Company had no common shares issued and outstanding. All references in these financial statements to number of common shares, price per share and weighted average number of common shares have been adjusted to reflect the stock split on a retroactive basis, unless otherwise noted. (Note 6).

The Company’s financial statements as at November 30, 2013 and for the three month period then ended have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. The Company has a loss of $5,709 for the three month period ended November 30, 2013 and $111,157 from inception (December 27, 2007) to November 30, 2013 (2012 - income of $483 for the three month period ended November 30, 2012 and has a working capital deficit of $(6,349) at November 30, 2013 (August 31, 2013 – $765).

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

As at November 30, 2013, the Company was not engaged in continued business but had made a modest profit from a consulting project and had significant expenses from development stage activities. Although management is currently attempting to implement its business plan and is seeking additional sources of financing, there is no assurance the activity will be successful. Accordingly, the Company must rely on its president to perform essential functions without compensation until a business operation can be commenced. These factors raise substantial doubt about the ability of the Company to continue as a going concern. The financial statements do not include any adjustments that may result from the outcome of this uncertainty.

2. Significant Accounting Policies

The following is a summary of significant accounting policies used in the preparation of these financial statements.

Definition of Fiscal Year

The Company’s fiscal year end is August 31st.

Basis of presentation

The financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) applicable to development stage enterprises FASB-ASC 915-10, and are expressed in U.S. dollars. In management’s opinion all adjustments necessary for a fair statement of the results for the interim periods have been made. The accompanying Financial Statements of Bookedbyus, Inc. (the "Company") should be read in conjunction with the Company's Annual Report on Form 10-K for the year ended August 31, 2013. Significant accounting policies disclosed therein have not changed.

Cash and cash equivalents

Cash and cash equivalents include highly liquid investments with original maturities of three months or less.

Bookedbyus Inc.
(A Development Stage Company)
Notes to Financial Statements
(Expressed in U.S. Dollars)
For the three month period ended November 30, 2013 and 2012
(Unaudited)

2. Significant Accounting Policies (Continued)

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

As at November 30, 2013, the fair value of cash and cash equivalents and accounts payable approximates carrying value because of their short maturities.

Credit Risk

Financial instruments that potentially subject the Company to credit risk consist of cash and cash equivalents. The Company deposits cash and cash equivalents with high credit quality financial institutions as determined by rating agencies.

Currency Risk

The Company’s assets and liabilities are in U.S. dollars, which is the Company’s functional and presentation currency. The Company has no transactions in currencies other than U.S. dollars. As a result, foreign currency risk is insignificant.

Interest Rate Risk

The Company has cash balances and no interest-bearing debt. It is management’s opinion that the Company is not exposed to significant interest risk arising from these financial instruments.

Liquidity Risk

Liquidity risk is the risk that an entity will encounter difficulty in meeting obligations associated with its financial liabilities. The Company is reliant upon equity issuances and obtaining financing from related parties as its sole source of cash. The Company has been successful in raising equity financing in the past; however, there is no assurance that it will be able to do so in the future.

Bookedbyus Inc.
(A Development Stage Company)
Notes to Financial Statements
(Expressed in U.S. Dollars)
For the three month period ended November 30, 2013 and 2012
(Unaudited)

2. Significant Accounting Policies (Continued)

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

The Company has concluded that no impairment relating to intangible assets exists as of November 30, 2013.

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

Comprehensive loss

ASC 220, “Comprehensive Income”, establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. As at November 30, 2013, the Company has no items that represent a comprehensive loss and, therefore, has not included a schedule of comprehensive loss in the financial statements.

Start-up expenses

The Company has adopted ASC 720-15, “Start-Up Costs”, which requires that costs associated with start-up activities be expensed as incurred. Accordingly, start-up costs associated with the Company's formation have been included in the Company's general and administrative expenses for the period from the date of inception on December 27, 2007 to November 30, 2013.

Bookedbyus Inc.
(A Development Stage Company)
Notes to Financial Statements
(Expressed in U.S. Dollars)
For the three month period ended November 30, 2013 and 2012
(Unaudited)

2. Significant Accounting Policies (Continued)

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

Bookedbyus Inc.
(A Development Stage Company)
Notes to Financial Statements
(Expressed in U.S. Dollars)
For the three month period ended November 30, 2013 and 2012
(Unaudited)

5. Due to Related Parties and Related Party Transactions

As at November 30, 2013, the amounts due to related parties consist of $nil (2012 - $nil) payable to a former officer and director of the Company. On March 31, 2011, the Company settled the balance due in the amount of $21,775 by issuing 4,355,000 common shares of the Company valued at $0.005 per common share to this former officer and director of the Company. This balance was non-interest bearing, unsecured and had no fixed terms of repayment.

As at November 30, 2013, the amounts due to related parties consist of $nil (2012 - $nil) payable to a director of the Company. On March 31, 2011, the Company settled the balance due in the amount of $14,475 by issuing 2,895,000 common shares of the Company valued at $0.005 per common share to this director of the Company. This balance is non-interest bearing, unsecured and has no fixed terms of repayment.

As at November 30, 2013, the amounts due to related parties consist of $nil (2012 - $nil) payable to a company with an officer in common. On March 31, 2011, the Company settled the balance due in the amount of $9,100 by issuing 1,820,000 common shares of the Company valued at $0.005 per common share to this company with an officer in common. This balance is non-interest bearing, unsecured and has no fixed terms of repayment.

As of November 30, 2013, the amount due to related parties (an officer of the company) consists of $4,800 owed to an officer of the Company. This balance is non-interest bearing, unsecured and has no fixed terms of repayment.

During the 3 month period ended November 30, 2013, the Company paid/accrued management fees in the amount of $nil (2012 - $nil, cumulative - $41,000) to a director and officer of the Company.

During the 3 month period ended November 30, 2013, the Company paid/accrued rent expense in the amount of $nil (2012 - $nil, cumulative - $16,000) to a company with an officer in common.

6. Capital Stock

The total authorized capital is 75,000,000 common shares with a par value of $0.001 per common share.

On July 18, 2013, the Company closed a non-brokered private placement of 100,000 common shares at $0.10 per share, for gross proceeds of $10,000.

On January 9, 2008, the Company affected a thousand (1,000) for one (1) forward stock split of all outstanding common shares and a corresponding forward increase in the Company’s authorized common stock. The effect of the forward split was to increase the number of the Company’s authorized common shares from 75,000 shares par value $0.001 to 75,000,000 shares par value $0.001. At the time of the stock split, the Company had no common shares issued and outstanding. All references in these financial statements to number of common shares, price per share and weighted average number of common shares have been adjusted to reflect the stock split on a retroactive basis, unless otherwise noted. (Note 1).

Issued and outstanding

The Company had 22,170,000 common shares issued and outstanding as at November 30, 2013.

The Company had 22,070,000 common shares issued and outstanding as at November 30, 2012.

7. Restatement of prior period financial statements.

The Company’s financial statements as of August 31, 2010 and for the period from the date of inception on December 27, 2007 to August 31, 2010 have been restated to retroactively reflect the issuance of 9,000,000 common shares of the Company on January 16, 2008. Previously, the Company erroneously reported the issuance of 9,000,000 common shares as shares to be issued for the period from the date of inception on December 27, 2007 to August 31, 2010 and as issued on March 31, 2012.

The Company reclassified $9,000 from “Shares to be issued” to “Capital Stock” for all periods presented in the financial statements. Net loss per share for the year ended August 31, 2010 was $0.00.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Management’s Discussion and Analysis

This section of the Form 10-Q includes a number of forward-looking statements that reflect our current views with respect to future events and financial performance. Forward-looking statements are often identified by words like believe, expect, estimate, anticipate, intend, project and similar expressions, or words which, by their nature, refer to future events. You should not place undue certainty on these forward-looking statements. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from our predictions.

Bookedbyus Inc. is a development stage company, which was formed on December 27, 2007. We have commenced only limited operations, primarily focused on organizational matters in connection with this offering. The Company has not yet implemented its business model and to date has generated $35,002 in revenues from consulting projects unrelated to our planned business model and has incurred losses since inception of $111,157.

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

As at November 30, 2013, the Company was not engaged in continued business but had made a modest profit from a consulting project and had significant expenses from development stage activities. Although management is currently attempting to implement its business plan and is seeking additional sources of financing, there is no assurance the activity will be successful. Accordingly, the Company must rely on its president to perform essential functions without compensation until a business operation can be commenced. These factors raise substantial doubt about the ability of the Company to continue as a going concern. The financial statements do not include any adjustments that may result from the outcome of this uncertainty.

Capital Resources and Liquidity

Our auditors have issued a “going concern” opinion, meaning that there is substantial doubt if we can continue as an on-going business unless we obtain additional capital. No substantial revenues from our planned business model are anticipated until we have raised sufficient monies to implement our business model. The Company will need to seek capital from other resources such as private placements in the Company’s common stock or debt financing, which may not even be available to the Company. However, if such financing were available, because we are a development stage company with no or limited operations to date, it would likely have to pay additional costs associated with such financing and in the case of high risk loans be subject to an above market interest rate. At such time these funds are required, management would evaluate the terms of such financing. If the company cannot raise additional proceeds via such financing, it would be required to cease business operations.

As of November 30, 2013, we had $147 in cash as compared to $435 as at August 31, 2013. As of the date of this Form 10-Q, the current funds available to the Company will not be sufficient to fund the expenses related to the implementation of our business and continue maintaining a reporting status. The Company’s sole officer and director, Mr. Person has indicated that he may be willing to provide a maximum of $20,000, required to maintain the reporting status, in the form of a non-secured loan for the next twelve months as the expenses are incurred if no other proceeds are obtained by the Company. However, there is no contract or written agreement in place.

We do not anticipate researching any further products nor the purchase or sale of any significant equipment. We also do not expect any significant additions to the number of employees.

Results of Operations

At November 30, 2013, the Company was not engaged in continued business and has been primarily involved in development stage activities to date. There is minimal historical operational information about us on which to base an evaluation of our performance. We have been in existence since December 27, 2007, and entered into a licensing agreement with Digital Programa, Inc. on January 1, 2011. We are a development stage company with minimal operations and have generated $35,002 in revenue since inception from consulting projects unrelated to our planned business model. Due to a lack of funding, we have not implemented our business operations. We cannot guarantee we will be successful in our business operations. Our business is subject to risks inherent in the establishment of a new business enterprise, including limited capital resources, and possible delays in our planned product development.

We had $nil in revenue for the three month period ended November 30, 2013 as compared to revenue for three month period ended November 30, 2012 of $7,182. Such revenue was from a consulting project unrelated to our planned business model.

Total expenses in the three month period ended November 30, 2013 were $5,709 as compared to total expenses for the three month period ended November 30, 2012 of $6,699 resulting in a net loss for the three month period ended November 30, 2013 of $5,709 as compared to a net income of $483 for the fiscal year ended November 30, 2012. The net loss for the three month period ended November 30, 2013 is a result of Amortization of $125, Professional fees of $5,000 comprised of legal and accounting expense, General and administrative expense of $584 as compared to the net income for the three month period ended November 30, 2012 of $483 is a result of amortization of $125, Professional fees of $6,500 comprised of legal and accounting fees and General and administrative expense of $74.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information required under this item.

Item 4. Controls and Procedures.

Disclosure Controls and Procedures

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time period specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934 is accumulated and communicated to management including our principal executive officer and principal financial officer as appropriate, to allow timely decisions regarding required disclosure.

In connection with this quarterly report, as required by Rule 15d-15 under the Securities Exchange Act of 1934, we have carried out an evaluation of the effectiveness of the design and operation of our company's disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our company's management, including our company's principal executive officer and principal financial officer. Based upon that evaluation, our company's principal executive officer and principal financial officer concluded that subject to the inherent limitations noted in this Part II, Item 9A(T) as of November 30, 2013, our disclosure controls and procedures were not effective due to the existence of material weaknesses in our internal controls over financial reporting, as discussed below.

Management's Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting for our company. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies and procedures may deteriorate.

Our management, including our principal executive officer and principal financial officer, conducted an assessment of the effectiveness of our internal control over financial reporting based on certain criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that our internal control over financial reporting was not effective as of November 30, 2013 due to the following material weaknesses:

Our company does not have in-house personnel with the technical knowledge to identify and address some of the reporting issues surrounding certain complex or non-routine transactions. Going forward, with material, complex and non-routine transactions, management will gain a thorough understanding of the transaction and seek guidance from third-party experts or consultants. Management corrected any errors prior to the release of our company’s November 30, 2013 financial statements.

Our company’s administration is composed of one administrative individual resulting in a situation where there is no segregation of duties. In order to remedy this situation we would need to hire additional staff to provide greater segregation of duties. Currently, it is not feasible to hire additional staff to obtain segregation of duties. Management will reassess this matter in the following year to determine whether improvement in segregation of duties is feasible.

This quarterly report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the SEC that permit us to provide only management's report in this quarterly report.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) or 15d-15(f)) during the quarter ended November 30, 2013 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

Currently we are not involved in any pending litigation or legal proceeding.

Item 1A. Risk Factors.

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

Item 2. Unregistered Sales of Securities and Use of Proceeds.

None

Item 3. Defaults Upon Senior Securities.

None

Item 4. Mine Safety Diclosure.

None

Item 5. Other Information.

(a)  None

Item 6. Exhibits.

The following documents are filed as a part of this report or are incorporated by reference to previous filings, if so indicated:

Exhibit No.	Description

31.1	Section 302 Certification of Fred Person - Director, Chief Executive Office, President, Treasurer, chief financial officer and principal accounting officer of the Company *

32.1	Section 906 Certification of Fred Person - Director, Chief Executive Office, President, Treasurer, chief financial officer and principal accounting officer of the Company *

101.INS **	XBRL Instance Document

101.SCH **	XBRL Taxonomy Extension Schema Document

101.CAL **	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF **	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB **	XBRL Taxonomy Extension Label Linkbase Document

101.PRE **	XBRL Taxonomy Extension Presentation Linkbase Document
________
*filed herewith

** XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BOOKEDBYUS INC.

January 20, 2014	By:	/s/ Fred Person
Fred Person
President, Chief Executive Officer (Principal Executive Officer) and Director