Form 10-Q
period 2014-02-28
Bookedbyus Inc.
filed 2014-04-14
CIK 1528697

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 28, 2014

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. As of April 14, 2014, we had 22,170,000 shares of common stock outstanding.

TABLE OF CONTENTS

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

Bookedbyus Inc.
(A Development Stage Company)

Financial Statements
(Expressed in U.S. Dollars)
For the three and six month periods ended February 28, 2014 and 2013
(Unaudited)

Bookedbyus Inc.
(A Development Stage Company)
Balance Sheets
(Expressed in U.S. Dollars)
(Unaudited)

	February 28, 2014	August 31, 2013

Assets

Current assets
Cash and cash equivalents	$812	$435
Total current assets	812	435
Other assets
Intangible assets, net	3,417	3,667

Total assets	$4,229	$4,102

Liabilities and Stockholders’ Equity (Deficit)

Current liabilities
Accounts payable and accrued liabilities (Note 4)	$10,240	$1,200
Due to related party (Note 5)	9,300	-
Total current liabilities	19,540	1,200

Total liabilities	19,540	1,200

Stockholders’ equity (deficit)
Capital stock (Note 6)
Authorized 75,000,000 of common shares, par value $0.001 Issued and outstanding 22,170,000 common shares issued and outstanding (2013 – 22,170,000), par value $0.001	22,170	22,170
Additional paid in capital	86,180	86,180
Deficit accumulated during the development stage	(123,661)	(105,448)

Total stockholders’ equity (deficit)	(15,311)	2,902

Total liabilities and stockholders’ equity (deficit)	$4,229	$4,102

The accompanying notes are an integral part of these financial statements.

Bookedbyus Inc.
(A Development Stage Company)
Statements of Operations
(Expressed in U.S. Dollars)
(Unaudited)

	For the three month periods ended February 28, 2014	For the three month periods ended February 28, 2013	For the six month periods ended February 28, 2014	For the six month periods ended February 28, 2013	For the period from the date of inception ( December 27, 2007) to February 28, 2014

Revenue	$-	$1,500	$-	$8,682	$35,002

Expenses
Management fees (Note 5)	-	-	-	-	41,000
Rent (Note 5 & 8)	4,000	-	4,000	-	20,000
Amortization	125	125	250	250	1,583
Professional fees	7,000	3,000	12,000	9,500	83,639
General and administrative	1,379	1,391	1,963	1,465	12,441
Total expenses	(12,504)	(4,516)	(18,213)	(11,215)	158,663

Net loss	$(12,504)	$(3,016)	$(18,213)	$(2,533)	$(123,661)

Basic loss per common share	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average number of common shares – basic	22,170,000	22,070,000	22,170,000	22,070,000

The accompanying notes are an integral part of these financial statements.

Bookedbyus Inc.
(A Development Stage Company)
Statements of Stockholders’ Equity (Deficit)
(Expressed in U.S. Dollars)
(Unaudited)

	Number of shares issued	Capital Stock	Additional paid in capital	Deficit, accumulated during the development stage	Stockholders’ surplus (deficiency)
		$	$	$	$

Balance at December 27, 2007 (inception) (Restated)
Shares issued (Note 6)	9,000,000	9,000	-	-	9,000
Net loss for the period	-	-	-	(14,835)	(14,835)

Balance at August 31, 2008 (Restated)	9,000,000	9,000	-	(14,835)	(5,835)
Net loss for the year	-	-	-	(21,457)	(21,457)

Balance at August 31, 2009 (Restated)	9,000,000	9,000	-	(36,292)	(27,292)
Net loss for the year	-	-	-	(21,031)	(21,031)

Balance at August 31, 2010 (Restated)	9,000,000	9,000	-	(57,323)	(48,323)
Shares issued (Note 6)	13,070,000	13,070	76,280	-	89,350
Net loss for the year	-	-	-	(34,150)	(34,150)

Balance at August 31, 2011	22,070,000	22,070	76,280	(91,473)	6,877
Net income for the year	-	-	-	1,239	1,239

Balance at August 31, 2012	22,070,000	22,070	76,280	(90,234)	8,116
Shares issued	100,000	100	9,900	-	10,000
Net loss for the period	-	-	-	(15,214)	(15,214)
Balance at August 31, 2013	22,170,000	22,170	86,180	(105,448)	2,902
Net loss for the period	-	-	-	(18,213)	(18,213)
Balance at February 28, 2014	22,170,000	$22,170	$86,180	$(123,661)	$(15,311)

The accompanying notes are an integral part of these financial statements.

Bookedbyus Inc.
(A Development Stage Company)
Statements of Cash Flows
(Expressed in U.S. Dollars)
(Unaudited)

	For the six month periods ended February 28, 2014	For the six month periods ended February 28, 2013	For the period from the date of inception (December 27, 2007) to February 28, 2014

Cash flows from operating activities
Net loss	$(18,213)	$(2,533)	$(123,661)
Adjustments to reconcile net loss to net cash used in operating activities
Amortization	250	250	1,583
Share based compensation	-	-	16,000
Contributed capital towards services	-	-	9,000
Changes in operating assets and liabilities
Increase in accounts payable and accrued liabilities	9,040	-	10,240

Cash flows used in operating activities	(8,923)	(2,283)	(86,838)

Cash flows from financing activities
Proceeds from share issuances	-	-	33,000
Due to related party (Note 5)	9,300		54,650

Cash provided by financing activities	9,300	-	87,650

Net increase (decrease) in cash	377	(2,283)	812

Cash and cash equivalents, beginning of period	435	3,949	-

Cash and cash, end of period	$812	$1,666	$812

Non cash supplemental disclosures
Shares issued for acquisition of intangible asset	$-	$-	$5,000
Shares issued in settlement of due to related party	$-	$-	$45,350

The accompanying notes are an integral part of these financial statements.

Bookedbyus Inc.
(A Development Stage Company)
Notes to Financial Statements
(Expressed in U.S. Dollars)
For the three and six month periods ended February 28, 2014 and 2013
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

The Company’s financial statements as at February 28, 2014 and for the three and six month periods then ended have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. The Company has a loss of ($12,504) and ($18,213) for the three and six month periods ended February 28, 2014 and ($123,661) from inception (December 27, 2007) to February 28, 2014, and has a working capital deficit of ($18,728) at February 28, 2014.

Management cannot provide assurance that the Company will ultimately achieve profitable operations or become cash flow positive, or raise additional debt and/or equity capital. Management believes that the Company’s capital resources should be adequate to continue operating and maintaining its business strategy during the fiscal year ended August 31, 2014. However, if the Company is unable to raise additional capital in the near future, due to the Company’s liquidity problems, management expects that the Company will need to curtail operations, liquidate assets, seek additional capital on less favorable terms and/or pursue other remedial measures. These financial statements do not include any adjustments related to the recoverability and classification of assets or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

As at February 28, 2014, the Company was not engaged in continued business but earned modest revenue from a consulting project and had significant expenses from development stage activities. Although management is currently attempting to implement its business plan and is seeking additional sources of financing, there is no assurance the activity will be successful. Accordingly, the Company must rely on its president to perform essential functions without compensation until a business operation can be commenced. These factors raise substantial doubt about the ability of the Company to continue as a going concern. The financial statements do not include any adjustments that may result from the outcome of this uncertainty.

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

Bookedbyus Inc.
(A Development Stage Company)
Notes to Financial Statements
(Expressed in U.S. Dollars)
For the three and six month periods ended February 28, 2014 and 2013
(Unaudited)

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

As at February 28, 2014, the fair value of cash and cash equivalents and accounts payable approximates carrying value because of their short maturities.

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
For the three and six month periods ended February 28, 2014 and 2013
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

The Company has concluded that no impairment relating to intangible assets and goodwill exists as of February 28, 2014.

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

Comprehensive loss

ASC 220, “Comprehensive Income”, establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. As at February 28, 2014, the Company has no items that represent a comprehensive loss and, therefore, has not included a schedule of comprehensive loss in the financial statements.

Start-up expenses

The Company has adopted ASC 720-15, “Start-Up Costs”, which requires that costs associated with start-up activities be expensed as incurred. Accordingly, start-up costs associated with the Company's formation have been included in the Company's general and administrative expenses for the period from the date of inception on December 27, 2007 to February 28, 2014.

Bookedbyus Inc.
(A Development Stage Company)
Notes to Financial Statements
(Expressed in U.S. Dollars)
For the three and six month periods ended February 28, 2014 and 2013
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
For the three and six month periods ended February 28, 2014 and 2013
(Unaudited)

4.	Accounts Payable and Accrued Liabilities

Accounts payable and accrued liabilities are non-interest bearing, unsecured and have settlement dates within one year.

5.	Due to Related Parties and Related Party Transactions

As at February 28, 2014, the amounts due to related parties consist of $nil (2013 - $nil) payable to a former officer and director of the Company. On March 31, 2011, the Company settled the balance due in the amount of $21,775 by issuing 4,355,000 common shares of the Company valued at $0.005 per common share to this former officer and director of the Company. This balance is non-interest bearing, unsecured and has no fixed terms of repayment.

As at February 28, 2014, the amounts due to related parties consist of $nil (2013 - $nil) payable to a director of the Company. On March 31, 2011, the Company settled the balance due in the amount of $14,475 by issuing 2,895,000 common shares of the Company valued at $0.005 per common share to this director of the Company. This balance was non-interest bearing, unsecured and had no fixed terms of repayment.

As at February 28, 2014, the amounts due to related parties consist of $nil (2013 - $nil) payable to a company with an officer in common. On March 31, 2011, the Company settled the balance due in the amount of $9,100 by issuing 1,820,000 common shares of the Company valued at $0.005 per common share to this company with an officer in common. This balance was non-interest bearing, unsecured and had no fixed terms of repayment.

During the 3 month period ended February 28, 2014, the Company paid/accrued management fees in the amount of $nil (2013 - $nil, cumulative - $41,000) to a director and officer of the Company.

During the 3 month period ended February 28, 2014, the Company paid/accrued rent expense in the amount of $nil (2013 - $nil, cumulative - $16,000) to a company with an officer in common.

As at February 28, 2014, the amount due to related party consists of $9,300, advanced for working capital purposes. These amounts are interest-free and due on demand. The related party is a shareholder.

6.	Capital Stock

The total authorized capital is 75,000,000 common shares with a par value of $0.001 per common share.

On July 18, 2013, the Company closed a non-brokered private placement of 100,000 common shares at $0.10 per share, for gross proceeds of $10,000.

On January 9, 2008, the Company affected a thousand (1,000) for one (1) forward stock split of all outstanding common shares and a corresponding forward increase in the Company’s authorized common stock. The effect of the forward split was to increase the number of the Company’s authorized common shares from 75,000 shares par value $0.001 to 75,000,000 shares par value $0.001. At the time of the stock split, the Company had no common shares issued and outstanding. All references in these financial statements to number of common shares, price per share and weighted average number of common shares have been adjusted to reflect the stock split on a retroactive basis, unless otherwise noted (Note 1).

Issued and outstanding

The Company had 22,170,000 common shares issued and outstanding as at February 28, 2014.

The Company had 22,070,000 common shares issued and outstanding as at February 28, 2013.

Bookedbyus Inc.
(A Development Stage Company)
Notes to Financial Statements
(Expressed in U.S. Dollars)
For the three and six month periods ended February 28, 2014 and 2013
(Unaudited)

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

8.	Contracts under commitment.

The company has leased an office in Los Angles California for a period of twelve months commencing January 1, 2014. The office is located at Suite 101, 619 S. Ridgley Los Angles CA 90036 ($2,000.00 per month) due on the first calendar day of each month. This twelve month term automatically renews if no written notice of termination is given 30 days prior to the end on each term. The landlord agrees to accept either cash or shares as settlement for each months' rent. The landlord will defer rent in lieu of shares at $0.10 a share as per the Registration Statement or cash. As a concession for this deferment, the landlord will charge an additional 20% per month for each month deferred. (ie. $400.00 or 4000 shares at $0.10 per share.) Landlord agrees to waive the additional 20% charge on months one & two in the contract January 2014 and February 2014 inclusive. $400 (20% of 2,000) for each month and in total $800.

The company has entered into a consulting agreement with Brad Kersch for marketing and business consulting.

The term of the agreement is one year beginning January 1, 2014. Consideration for such consulting services is $2,000 per month payable in cash or common shares, at the Company’s elective. The Consultant agrees to accept either cash or shares as settlement for each months' pay. The Consultant agrees to defer payments in lieu of shares at $0.10 a share as per the Registration Statement. As a concession for this deferment, the Consultant will charge an additional 20% per month for each month deferred. (ie. $400.00 or 4000 shares at $0.10 per share.) Consultant agrees to waive the additional 20% charge on months one & two in the contract January 2014 and February 2014 inclusive. $400 (20% of 2,000) for each month and in total $800.

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

Bookedbyus Inc. is a development stage company, which was formed on December 27, 2007. We have commenced only limited operations, primarily focused on organizational matters in connection with this offering. The Company has not yet implemented its business model and to date has generated $35,002 in revenues from consulting projects unrelated to our planned business model and has incurred losses since inception of $123,661.

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

As at February 28, 2014, the Company was not engaged in continued business but earned modest revenue from a consulting project and had significant expenses from development stage activities. Although management is currently attempting to implement its business plan and is seeking additional sources of financing, there is no assurance the activity will be successful. Accordingly, the Company must rely on its president to perform essential functions without compensation until a business operation can be commenced. These factors raise substantial doubt about the ability of the Company to continue as a going concern. The financial statements do not include any adjustments that may result from the outcome of this uncertainty.

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

As of February 28, 2014, we had $812 in cash as compared to $435 as at August 31, 2013. As of the date of this Form 10-Q, the current funds available to the Company will not be sufficient to fund the expenses related to the implementation of our business and continue maintaining a reporting status. The Company’s sole officer and director, Mr. Person has indicated that he may be willing to provide a maximum of $20,000, required to maintain the reporting status, in the form of a non-secured loan for the next twelve months as the expenses are incurred if no other proceeds are obtained by the Company. However, there is no contract or written agreement in place.

We do not anticipate researching any further products nor the purchase or sale of any significant equipment. We also do not expect any significant additions to the number of employees.

Results of Operations

At February 28, 2014, the Company was not engaged in continued business and has been primarily involved in development stage activities to date. There is minimal historical operational information about us on which to base an evaluation of our performance. We have been in existence since December 27, 2007, and entered into a licensing agreement with Digital Programa, Inc. on January 1, 2011. We are a development stage company with minimal operations and have generated $35,002 in revenue since inception from consulting projects unrelated to our planned business model. Due to a lack of funding, we have not implemented our business operations. We cannot guarantee we will be successful in our business operations. Our business is subject to risks inherent in the establishment of a new business enterprise, including limited capital resources, and possible delays in our planned product development.

We had $nil in revenue for the three month period ended February 28, 2014 as compared to revenue for the three month period ended February 28, 2013 of $1,500. Such revenue was from a consulting project unrelated to our planned business model. Total expenses in the three month period ended February 28, 2014 were $12,504 as compared to total expenses for the three month period ended February 28, 2013 of $4,516 resulting in a net loss for the three month period ended February 28, 2014 of $12,504 as compared to a net loss of $3,016 for the three month period ended February 28, 2013. The net loss for the three month period ended February 28, 2014 is a result of Rent of $4,000, Amortization of $125, Professional fees of $7,000 comprised of legal and accounting expense, General and administrative expense of $1,379 as compared to the net loss for the three month period ended February, 2013 of $3,016 is a result of Revenue of $1,500, Amortization of $125, Professional fees of $3,000 comprised of legal and accounting fees and General and administrative expense of $1,391.

Total expenses in the six month period ended February 28, 2014 were $18,213 as compared to total expenses for the six month period ended February 28, 2013 of $11,215 resulting in a net loss for the six month period ended February 28, 2014 of $18,213 as compared to a net loss of $2,533 for the six month period ended February 28, 2013. The net loss for the six month period ended February 28, 2014 is a result of Rent of $4,000, Amortization of $250, Professional fees of $12,000 comprised of legal and accounting expense, General and administrative expense of $1,963 as compared to the net loss for the six month period ended February 28, 2013 of $2,533 is a result of Revenue of $8,682, Amortization of $250, Professional fees of $9,500 comprised of legal and accounting fees and General and administrative expense of $1,465.

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

In connection with this quarterly report, as required by Rule 15d-15 under the Securities Exchange Act of 1934, we have carried out an evaluation of the effectiveness of the design and operation of our company's disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our company's management, including our company's principal executive officer and principal financial officer. Based upon that evaluation, our company's principal executive officer and principal financial officer concluded that subject to the inherent limitations noted in this Part II, Item 9A(T) as of February 28, 2014, our disclosure controls and procedures were not effective due to the existence of material weaknesses in our internal controls over financial reporting, as discussed below.

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

Our management, including our principal executive officer and principal financial officer, conducted an assessment of the effectiveness of our internal control over financial reporting based on certain criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that our internal control over financial reporting was not effective as of February 28, 2014 due to the following material weaknesses:

Our company does not have in-house personnel with the technical knowledge to identify and address some of the reporting issues surrounding certain complex or non-routine transactions. Going forward, with material, complex and non-routine transactions, management will gain a thorough understanding of the transaction and seek guidance from third-party experts or consultants. Management corrected any errors prior to the release of our company’s February 28, 2014 financial statements.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) or 15d-15(f)) during the quarter ended February 28, 2014 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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
___________
*   filed herewith
** XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

SIGNATURES*

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BOOKEDBYUS INC.

Date: April 14, 2014	By:	/s/ Fred Person
Fred Person
President, Chief Executive Officer (Principal Executive Officer) and Director