Form 10-K
period 2014-08-31
Bookedbyus Inc.
filed 2014-12-15
CIK 1528697

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended August 31, 2014 or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Common Stock, $.001 par value

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. ☐ Yes ☒ No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. ☐ Yes ☒ No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☐ Yes ☒ No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐ Yes ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). ☒ Yes ☐ No

At February 28, 2014, the last business day of the Registrant’s most recently completed second fiscal quarter, the aggregate market value of the voting common stock held by non-affiliates of the Registrant (without admitting that any person whose shares are not included in such calculation is an affiliate) was approximately $400,000.

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

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date. As of December 4, 2014, 22,170,000 common shares are Issued and Outstanding.

PART I

Item 1. Business.

Bookedbyus Inc. is a development stage company, which was formed on December 27, 2007. We have commenced only limited operations, primarily focused on organizational matters in connection with this offering. The Company has not yet implemented its business model and for the fiscal year ended August 31, 2014, has generated $Nil in revenues and has incurred losses of $54,199.

On 1 January 2011, the Company entered into an agreement (the “License Agreement”) with Digital Programa Inc. The Company has licensed the Digital Programa System which is digital media management software which emphasizes a touch-optimized web framework for smart phones and tablets. The basic terms of the License Agreement are as follows:

1) Digital Programa Inc. has granted exclusive license to the Company to market and sell certain software systems, as defined in the License Agreement, which consists of eDrive and iDrive (the “System”), exclusively in Canada and the United States;

2) The Company issued 1,000,000 common shares of the Company, valued at $0.005 per share, to Digitial Programa Inc. for initial, non-recurring, non-refundable license fee (Notes 3 and 6);

3) The Company is required to pay Digial Programa Inc. a 5% royalty on gross revenues for each month from the sales of the System software; and

4) The License Agreement shall remain in effect for a period of 10 years, commencing on 1 January 2011, and the Company has the option to renew the License Agreement for an additional 10 year term provided that the Company pay then current renewal fee, which shall be no greater than 10% of the then current license fee charged by Digital Programa Inc. for new licensees.

The Company management has agreed to impair the license agreement with Digital Programma, due to the lack of visibility of the Company’s ability to generate any future economic benefit from the use of license as well as lack of capital funds and timelines, as of August 31, 2014.

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

Online Video Advertising

The online rich media and video advertising market is poised for rapid growth over the next few years, according to the research firm, eMarketer (July 14, 2010). eMarketer estimates rich media and online video advertising spending will reach $1.5 billion each this year. By 2015, it expects the rich media ad market will be more than $1.8 billion and the video ad market will top $5.5 billion.

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

Wireless Advertising

As early as October of 2010, organizations like AdAge.com forecast that mobile spending will cross the $1 billion mark in 2011 with sustained growth and within mobile spending, video is the fastest growing ad medium, albeit from a tiny base, and will continue to be through 2015.

Source: http://adage.com/digital/article?article_id=146553 1

5

________________________

1 Management has reviewed reports from existing and other sources after the dates of these sources and we are of the opinion that the conclusions do not vary materially from these cited reports.

Competition

There are many providers of rich media marketing software. The market for rich media marketing software is still in its infancy stage it is ripe to develop in the next 18 months due to changes in technology that greatly affect advertisement, such as the release of Apples iPad, and the growing number smart phones entering the market. The need for push technology over the web /through email or through mobile device applications is rapidly growing.

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

Item 4. (Removed and Reserved)

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

We need to seek capital from resources such as private placements in the Company’s common stock or debt financing, which may not even be available to the Company. However, if such financing were available, because we are a development stage company with no or limited operations to date, it would likely have to pay additional costs associated with such financing and in the case of high risk loans be subject to an above market interest rate. At such time these funds are required, management would evaluate the terms of such financing. If the company cannot raise additional proceeds via such financing, it would be required to cease business operations.

As of August 31, 2014, we had $331 in cash as compared to $435 as at August 31, 2013. As of the date of this Form 10-K, the current funds available to the Company will not be sufficient to fund the expenses related to this offering and continue maintaining a reporting status. The Company’s sole officer and director, Mr. Person has indicated that he may be willing to provide a maximum of $20,000, required to fund the offering expenses and maintain the reporting status, in the form of a non-secured loan for the next twelve months as the expenses are incurred if no other proceeds are obtained by the Company. However, there is no contract or written agreement in place.

We do not anticipate researching any further products nor the purchase or sale of any significant equipment. We also do not expect any significant additions to the number of employees.

Results of Operations

At August 31, 2014, the Company was not engaged in continued business and has been primarily involved in development stage activities to date. There is minimal historical operational information about us on which to base an evaluation of our performance. We have been in existence since December 27, 2007, and entered into a licensing agreement with Digital Programma, Inc. on January 1, 2011. We are in development stage with minimal operations and have generated $Nil in revenue for the year ended August 31, 2014. Due to a lack of funding, we have not implemented our Plan of Operations. We cannot guarantee we will be successful in our business operations. Our business is subject to risks inherent in the establishment of a new business enterprise, including limited capital resources, and possible delays in our planned product development.

We had $Nil in revenue for the fiscal year ended August 31, 2014 as compared to revenue for the fiscal year ended August 31, 2013 of $12,182. Such revenue was from a consulting project unrelated to our planned business model and the consulting project was 1) design of iPhone App marketing interface, 2) set up of social media accounts and 3) set up of the iPhone App website.

Total expenses in the fiscal year ended August 31, 2014 were $54,199 as compared to total expenses for the fiscal year ended August 31, 2013 of $27,396 resulting in a net loss for the fiscal year ended August 31, 2014 of $54,199 as compared to a net loss of $15,214 for the fiscal year ended August 31, 2013. The net loss for the fiscal year ended August 31, 2014 is a result of amortization of $500, professional fees of $29,500 comprised of legal and accounting expense, general and administrative expense of $5,032 , rent of $16,000 and loss on impairment of assets of $3,167 as compared to the net loss for the fiscal year ended August 31, 2013 $15,214 is a result of income of $12,182, amortization of $500, professional fees of $25,249 comprised of legal and accounting expense, general and administrative expense of $1,647 and management fees of $Nil and Rent of $Nil.

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

Item 8. Financial Statements and Supplementary Data.

Bookedbyus Inc.

Financial Statements

(Expressed in U.S. Dollars)

For the year ended August 31, 2014 and 2013

(Audited)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

Bookedbyus, Inc.

We have audited the accompanying balance sheets of Bookedbyus, Inc. as of August 31, 2014 and 2013, and the related statements of operations, stockholders’ equity (deficit) and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Bookedbyus, Inc. as of August 31, 2014 and 2013 and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ De Joya Griffith, LLC

Henderson, Nevada

December 10, 2014

Bookedbyus Inc.

Balance Sheets

(Expressed in U.S. Dollars)

(Audited)

	August 31, 2014	August 31, 2013
Assets

Current assets
Cash and cash equivalents	$331	$435
Total current assets	331	435

Other assets
Intangible assets, net (Note 3)	-	3,667

Total Assets	$331	$4,102

Liabilities and Stockholders’ Equity (Deficit)

Current liabilities
Accounts payable and accrued liabilities (Note 4)	$34,428	$1,200
Due to related parties (Note 5)	17,200	-

Total current liabilities	51,628	1,200

Total Liabilities	51,628	1,200

Stockholders’ equity (deficit)
Capital stock (Note 6)
Authorized
75,000,000 of common shares, par value $0.001
Issued and outstanding
22,170,000 common shares issued and outstanding (2013 – 22,170,000), par value $0.001	22,170	22,170
Additional paid in capital	86,180	86,180
Accumulated deficit	(159,647)	(105,448)

Total stockholders’ equity (deficit)	(51,297)	2,902

Total Liabilities and Stockholders’ Equity (Deficit)	$331	$4,102

The accompanying notes are an integral part of these financial statements.

Bookedbyus Inc.

Statements of Operations

(Expressed in U.S. Dollars)

(Audited)

	For the year ended August 31, 2014	For the year ended August 31, 2013

Revenue	$-	$12,182

Expenses
Amortization	500	500
Professional fees	29,500	25,249
General and administrative	5,032	1,647
Rent (Note 5 & 9)	16,000	-
Loss on impairment of assets	3,167	-

Total expenses	54,199	27,396

Net loss	$(54,199)	$(15,214)

Basic loss per common share	$(0.00)	$(0.00)

Weighted average number of common shares - basic	22,170,000	22,083,699

The accompanying notes are an integral part of these financial statements.

Bookedbyus Inc.

Statements of Stockholders’ Equity (Deficit)

For the year ended August 31, 2013 and 2014

(Expressed in U.S. Dollars)

(Audited)

	Number of shares issued	Capital Stock $	Additional paid in capital $	Accumulated deficit $	Stockholders’ equity (deficit) $

Balance at August 31, 2012	22,070,000	$22,070	$76,280	$(90,234)	$8,116
Shares issued	100,000	100	9,900	-	10,000
Net loss for the year	-	-	-	(15,214)	(15,214)

Balance at August 31, 2013	22,170,000	22,170	86,180	(105,448)	2,902
Net loss for the year	-	-	-	(54,199)	(54,199)
Balance at August 31, 2014	22,170,000	$22,170	$86,180	$(159,647)	$(51,297)

The accompanying notes are an integral part of these financial statements.

Bookedbyus Inc.

Statements of Cash Flow

(Expressed in U.S. Dollars)

(Audited)

	For the year ended August 31, 2014	For the year ended August 31, 2013

Cash flows from operating activities
Net loss	$(54,199)	$(15,214)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	500	500
Loss on impairment of asset	3,167	-
Changes in operating assets and liabilities
Increase in accounts payable and accrued liabilities	33,228	1,200

Cash flows used in operating activities	(17,304)	(13,514)

Cash flows from financing activities
Proceeds from share issuances	-	10,000
Increase in due to related parties (Note 5)	17,200	-

Cash provided by financing activities	17,200	10,000

Net increase (decrease) in cash	(104)	(3,514)

Cash and cash equivalents, beginning of period	435	3,949

Cash and cash, end of period	$331	$435

Non cash supplemental disclosures
Shares issued for acquisition of intangible asset	-	-
Shares issued in settlement of due to related party	-	-

The accompanying notes are an integral part of these financial statements.

Bookedbyus Inc.

Notes to Financial Statements

(Expressed in U.S. Dollars)

For the year ended August 31, 2014

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

The Company’s financial statements as at August 31, 2014 and for the year then ended have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business.  The Company has a loss of $54,199 for the year ended August 31, 2014 and $15,214 for the year ended August 31, 2013 and has a working capital deficit of $51,297 at August 31, 2014 (2013 – $765).

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

As at August 31, 2014, the Company was not engaged in continued business but had made a modest profit from a consulting project and has had significant expenses from development stage activities.  Although management is currently attempting to implement its business plan and is seeking additional sources of financing, there is no assurance the activity will be successful.  Accordingly, the Company must rely on its president to perform essential functions without compensation until a business operation can be commenced.  These factors raise substantial doubt about the ability of the Company to continue as a going concern.  The financial statements do not include any adjustments that may result from the outcome of this uncertainty.

2. Significant Accounting Policies

The following is a summary of significant accounting policies used in the preparation of these financial statements.

Bookedbyus Inc.

Notes to Financial Statements

(Expressed in U.S. Dollars)

For the year ended August 31, 2014

(Audited)

2. Significant Accounting Policies (Continued)

Definition of fiscal year

The Company’s fiscal year end is August 31st.

Basis of presentation

The financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”).

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

Level 1 The preferred inputs to valuation efforts are “quoted prices in active markets for identical assets or liabilities,” with the caveat that the reporting entity must have access to that market.Information at this level is based on direct observations of transactions involving the same assets and liabilities, not assumptions, and thus offers superior reliability. However, relatively few items, especially physical assets, actually trade in active markets.

Level 2 FASB acknowledged that active markets for identical assets and liabilities are relatively uncommon and, even when they do exist, they may be too thin to provide reliable information. To deal with this shortage of direct data, the board provided a second level of inputs that can be applied in three situations.

Bookedbyus Inc.

Notes to Financial Statements

(Expressed in U.S. Dollars)

For the year ended August 31, 2014

(Audited)

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

As at August 31, 2014, the fair value of cash and cash equivalents and accounts payable approximates carrying value because of their short maturities.

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

For the year ended August 31, 2014

(Audited)

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

The Company management has agreed to impair the license agreement with Digital Programma, due to the lack of visibility of the Company’s ability to generate any future economic benefit from the use of license as well as lack of capital funds and timelines, as of August 31, 2014.

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

For the year ended August 31, 2014

(Audited)

2. Significant Accounting Policies (Continued)

Comprehensive loss

ASC 220, “Comprehensive Income”, establishes standards for the reporting and display of comprehensive loss and its components in the financial statements.  As at August 31, 2014, the Company has no items that represent a comprehensive loss and, therefore, has not included a schedule of comprehensive loss in the financial statements.

Start-up expenses

The Company has adopted ASC 720-15, “Start-Up Costs”, which requires that costs associated with start-up activities be expensed as incurred.  Accordingly, start-up costs associated with the Company's formation have been included in the Company's general and administrative expenses for the period from the date of inception on December 27, 2007 to August 31, 2014.

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

Bookedbyus Inc.

Notes to Financial Statements

(Expressed in U.S. Dollars)

For the year ended August 31, 2014

(Audited)

2. Significant Accounting Policies (Continued)

Recent accounting pronouncements

The Company reviews new accounting standards as issued.  Although some of these accounting standards issued or effective after the end of the Company’s previous fiscal year may be applicable to the Company, it has not identified any standards that it believes merit further discussion or will have a significant impact on its financial statements except as described below.

On June 10, 2014, accounting principles generally accepted in the United States were amended to remove the definition of a development stage entity thereby removing the financial reporting distinction between development stage entities and other reporting entities.  In addition, the amendments eliminate the requirements for the Company to present inception-to-date information and to label the financial statements as those of a development stage entity.  The amendments are effective for the Company’s financial statements as of December 31, 2016, and interim periods therein; however, early application of each of the amendments is permitted for any reporting period.  The Company has adopted the amendments and no longer presents inception-to-date information in the statements of operations, statement of changes in stockholders' deficit and statements of cash flows.  In addition, the financial statements will no longer be labeled as those of a development stage entity.

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

The Company management has agreed to impair the license agreement with Digital Programma, due to the lack of visibility of the Company’s ability to generate any future economic benefit from the use of license as well as lack of capital funds and timelines, as of August 31, 2014.

Bookedbyus Inc.

Notes to Financial Statements

(Expressed in U.S. Dollars)

For the year ended August 31, 2014

(Audited)

4. Accounts Payable and Accrued Liabilities

Accounts payable and accrued liabilities are non-interest bearing, unsecured and have settlement dates within one year.

5. Due to Related Parties and Related Party Transactions

As at August 31, 2014, the amounts due to related parties consist of $nil (2013 - $nil) payable to a former officer and director of the Company. On March 31, 2011, the Company settled the balance due in the amount of $21,775 by issuing 4,355,000 common shares of the Company valued at $0.005 per common share to this former officer and director of the Company (Note 6). This balance is non-interest bearing, unsecured and has no fixed terms of repayment.

As at August 31, 2014, the amounts due to related parties consist of $nil (2013 - $nil) payable to a director of the Company. On March 31, 2011, the Company settled the balance due in the amount of $14,475 by issuing 2,895,000 common shares of the Company valued at $0.005 per common share to this director of the Company (Note 6). This balance is non-interest bearing, unsecured and has no fixed terms of repayment.

As at August 31, 2014, the amounts due to related parties consist of $nil (2013 - $ nil) payable to a company with an officer in common. On March 31, 2011, the Company settled the balance due in the amount of $9,100 by issuing 1,820,000 common shares of the Company valued at $0.005 per common share to this company with an officer in common (Note 6). This balance is non-interest bearing, unsecured and has no fixed terms of repayment.

During the year ended August 31, 2014, related party of the Company has provided a series of loan, totaling $17,200, for working capital purposes. These amount are unsecured, interest-free and due on demand.

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

Bookedbyus Inc.

Notes to Financial Statements

(Expressed in U.S. Dollars)

For the year ended August 31, 2014

(Audited)

6. Capital Stock (Continued)

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

The Company had 22,170,000 common shares issued and outstanding as at August 31, 2014 and 2013.

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

As of August 31, 2014 and 2013, the Company had net operating loss carry forwards of $159,647 and $105,448 that may be available to reduce future years' taxable income through 2014. Future tax benefits which may arise as a result of these losses have not been recognized in these financial statements, as their realization is determined not likely to occur and accordingly, the Company has recorded a valuation allowance for the deferred tax asset relating to these tax loss carry-forwards. Net operation losses will begin to expire in 2030.

Bookedbyus Inc.

Notes to Financial Statements

(Expressed in U.S. Dollars)

For the year ended August 31, 2014

(Audited)

7. Income Taxes (Continued)

Components of net deferred tax assets, including a valuation allowance, are as follows at August 31, 2014 and 2013:

	2014	2013
Deferred tax assets:
Net operating loss carry forward	(159,647)	(105,448)
Less: Expenses not allowed
Share based payment	25,000	25,000
Loss on impairment	3,167	-
Net loss carry forward	(131,480)	(80,448)

Total deferred tax assets	46,018	28,157
Less: valuation allowance	(46,018)	(28,157)
Net deferred tax assets	-	-

The valuation allowance for deferred tax assets for the year ending August 31, 2014 was ($46,018), as compared to ($28,157) for the year ending August 31, 2013. In assessing the recovery of the deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income in the periods in which those temporary differences become deductible. Management considers the scheduled reversals of future deferred tax assets, projected future taxable income, and tax planning strategies in making this assessment. As a result, management determined it was more likely than not the deferred tax assets would not be realized as of August 31, 2014.

The provision for income taxes differs from the amount computed by applying the statutory federal income tax rate to income before provision for income taxes. The sources and tax effects of the differences are as follows:

U.S federal statutory rate (35.0%)

Valuation reserve 35.0%

Total -%

At August 31, 2014, we had an unused net operating loss carryover approximating $131,480 that is available to offset future taxable income which expires beginning 2030.

8. Contracts under commitment

The company has leased an office in Los Angeles, California for a period of twelve months commencing January 1, 2014. The office is located at Suite 101, 619 S. Ridgley Los Angeles, CA 90036 ($2,000.00 per month) due on the first calendar day of each month. This twelve month term automatically renews if no written notice of termination is given 30 days prior to the end on each term. The landlord agrees to accept either cash or shares as settlement for each months' rent. The landlord will defer rent in lieu of shares at $0.10 a share as per the Registration Statement or cash. As a concession for this deferment, the landlord will charge an additional 20% per month for each month deferred. (ie. $400 or 4000 shares at $0.10 per share.)

The Party has agreed to the deferment schedule being at the end of the term. All deferred rent will be subject to the 20% per month will be collectable only at the end of the term.

Bookedbyus Inc.

Notes to Financial Statements

(Expressed in U.S. Dollars)

For the year ended August 31, 2014

(Audited)

8. Contracts under commitment (Continued)

The company has entered into a consulting agreement with Brad Kersch for marketing and business consulting. The term of the agreement is one year beginning January 1, 2014. Consideration for such consulting services is $2,000 per month payable in cash or common shares, at the Company’s election. The Consultant agrees to accept either cash or shares as settlement for each months' pay. The Consultant agrees to defer payments in lieu of shares at $0.10 a share as per the Registration Statement. As a concession for this deferment, the Consultant will charge an additional 20% per month for each month deferred. (ie. $400 or 4,000 shares at $0.10 per share.)

The Party has agreed to the deferment schedule to be calculated only at the end of the term. All deferred rent will be subject to the 20% per month will be calculated and collectable only at the end of the term.

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

As of August 31, 2014, management assessed the effectiveness of the Company’s internal control over financial reporting based on the criteria for effective internal control over financial reporting established in SEC guidance on conducting such assessments. Based on that evaluation, they concluded that, during the period covered by this report, such internal controls and procedures were not effective to detect the inappropriate application of US GAAP rules as more fully described below. This was due to deficiencies that existed in the design or operation of our internal control over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses.

The matters involving internal controls and procedures that the Company’s management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (1) lack of a functioning audit committee and lack of a majority of outside directors on the Company's board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (2) inadequate segregation of duties consistent with control objectives; (3) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of US GAAP and SEC disclosure requirements; and (4) ineffective controls over period end financial disclosure and reporting processes. The aforementioned material weaknesses were identified by the Company's Chief Financial Officer in connection with the audit of our financial statements as of August 31, 2014 and communicated the matters to our management.

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

The name, address, age and position of our present sole officer and director is set forth below:

Name	Age	Position(s)
Fred Person[1]	65	President, Treasurer, Chief Financial Officer and Chairman of the Board of Directors.
Susan Fox[2]	58	Secretary
David Batrick[3]	49	President, Secretary, Treasurer, Director

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

Item 11. Executive Compensation.

The table below summarizes all compensation awarded to, earned by, or paid to our named executive officers and director for all services rendered in all capacities to us for the period from inception through August 31, 2014.

SUMMARY COMPENSATION TABLE
Name and principal position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
David Batrick[1]	2007	0	0	0	0	0	0	0	0
	2008	0	0	0	0	0	0	0	0
	2009	0	0	0	0	0	0	0	0
Fred Person[2]	2009	0	0	0	0	0	0	0	0
President	2010	12,000	0	0	0	0	0	0	12,000
	2011	0	0	0	0	0	0	0	0
	2012	0	0	0	0	0	0	0	0
	2013	0	0	0	0	0	0	0	0
	2014	0	0	0	0	0	0	0	0
Susan Fox[3]	2008	8,000	0	0	0	0	0	0	8,000
Secretary	2009	12,000	0	0	0	0	0	0	12,000
	2010	0	0	0	0	0	0	0	0
	2011	0	0	0	0	0	0	0	0
	2012	0	0	0	0	0	0	0	0
	2013	0	0	0	0	0	0	0	0
	2014	0	0	0	0	0	0	0	0

___________________

1. David Batrick held his office from December 27, 2007 through October 22, 2009.

2. As at August 31, 2014, the amounts due to related parties consist of $nil (2013 - $nil) payable to a officer and director of the Company. On March 31, 2011, the Company issued 2,895,000 common shares of the Company, valued at $0.005 per common share, to Fred Person to settle the amount of $14,475.

3. As at August 31, 2014, the amounts due to related parties consist of $nil (2013 - $nil) payable to a officer of the Company. On March 31, 2011, the Company settled the balance due in the amount of $21,775 by issuing 4,355,000 common shares of the Company valued at $0.005 per common share to this former officer and director of the Company (Note 6). This balance is non-interest bearing, unsecured and has no fixed terms of repayment. On March 31, 2011, the Company settled the balance due to Casting Workbook Inc. in the amount of $9,100 by issuing 1,820,000 common shares of the Company. (Note 6).

During the stages of formation and development, the Company agreed to pay management fees to its executive officers. The Company arbitrarily determined $1,000 per month was reasonable. No written agreement exists. We did not agree to pay nor did we accrue any salaries in 2011, 2012, 2013 and 2014. We do not anticipate beginning to pay salaries until we have adequate funds to do so. There are no other stock option plans, retirement, pension, or profit sharing plans for the benefit of our officer and director other than as described herein.

Outstanding Equity Awards at Fiscal Year-End

The table below summarizes all unexercised options, stock that has not vested, and equity incentive plan awards for each named executive officer as of August 31, 2014.

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

Director Compensation

The table below summarizes all compensation awarded to, earned by, or paid to our directors for all services rendered in all capacities to us for the period from inception (December 27, 2007) through August 31, 2014:

DIRECTOR COMPENSATION

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Non-Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
David Batrick	0	0	0	0	0	0	0
Fred Person	0	0	0	0	0	0	0

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth, as of the date of this prospectus, the total number of shares owned beneficially by our sole officer and director, and key employees, individually and as a group, and the present owners of 5% or more of our total outstanding shares. The table also reflects what this ownership will be assuming completion of the sale of all shares in this offering. The stockholder listed below has direct ownership of her shares and possesses sole voting and dispositive power with respect to the shares. The percent of class is based on 22,170,000 shares of common stock issued and outstanding as of August 31, 2014.

Title of Class	Name and Address Beneficial Owner [1]	Amount and Nature of Beneficial Owner	Percent of Class

Common Stock	Fred Person	11,795,000	53.2
Common Stock	Susan Fox [2]	4,455,000	20.0
Common Stock	CWB Inc. [3]	1,820,000	8.4
Common Stock	All Officers and Directors as a Group (2 persons)	18,070,000	81.5

___________________

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

Item 13. Certain Relationships and Related Transactions, and Director Independence.

On September 4, 2008, the Company received $8,900 from Susan Fox related to the purchase of 8,900,000 common shares of the Company valued at $0.001 per share. On January 16, 2008, we issued a total of 8,900,000 shares of common stock to Susan Fox, Secretary of the Company. The Company considered these securities as “Founders” shares. Susan Fox purchased her shares at par value being $0.001 per share, considerably lower than the $0.10 cents per share in this offering. This offer and sale was made pursuant to the exemption from registration afforded by Section 4(2) to the Securities Act of 1933, as amended (the “Securities Act”), on the basis that the securities were offered and sold in a non-public offering to a “sophisticated investor” who had access to registration-type information about the Company. No commission was paid in connection with the sale of the shares.

As at August 31, 2014, the amounts due to related parties consist of $nil (, - $nil) payable to a former officer and director of the Company. On March 31, 2011, the Company settled the balance due in the amount of $21,775 by issuing 4,355,000 common shares of the Company valued at $0.005 per common share to this former officer and director of the Company (Note 6). This balance is non-interest bearing, unsecured and has no fixed terms of repayment.

As at August 31, 2014, the amounts due to related parties consist of $nil (2013 - $nil) payable to a director of the Company. On March 31, 2011, the Company settled the balance due in the amount of $14,475 by issuing 2,895,000 common shares of the Company valued at $0.005 per common share to this director of the Company (Note 6). This balance is non-interest bearing, unsecured and has no fixed terms of repayment.

As at August 31, 2014, the amounts due to related parties consist of $nil (2013 - $ nil) payable to a company with an officer in common. On March 31, 2011, the Company settled the balance due in the amount of $9,100 by issuing 1,820,000 common shares of the Company valued at $0.005 per common share to this company with an officer in common (Note 6). This balance is non-interest bearing, unsecured and has no fixed terms of repayment.

During the year ended August 31, 2014, related party of the Company has provided a series of loan, totaling $17,200, for working capital purposes. These amount are unsecured, interest-free and due on demand.

The value of our shares issued on March 31, 2011 was arbitrarily determined by Bookedbyus and did not bear any relationship to assets, earnings, book value, or any other objective criteria of value. Among the factors considered were:

•	no established public market for the Company’s shares;
•	our lack of operating capital and,;
•	the risk associated with our lack of profitable operating history.

Item 14. Principal Accounting Fees and Services.

During the fiscal year ended August 31, 2014 we incurred approximately $5,000 in fees to our principal independent accountants for professional services rendered in connection with the audit of financial statements for the fiscal year ended August 31, 2014. For review of our financial statements for the quarters ended November 30, 2013, February 28, 2014 and May 31, 2014, we incurred approximately $8,000 in fees to our principal independent accountants for professional services.

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

During the fiscal years ended August 31, 2014 and August 31, 2013, we did not incur any other fees for professional services rendered by our principal independent accountants for all other non-audit services which may include, but not limited to, tax related services, actuarial services or valuation services.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

The following exhibits are incorporated into this Form 10-K Annual Report:

Exhibit No.	Description
3.1	Articles of Incorporation [1]
3.2	By-Laws of Bookedbyus Inc. [2]
31.1	Certification of Chief Executive Officer Pursuant to Rule 13a–14(a) or 15d-14(a) of the Securities Exchange Act of 1934
23.1	Consent of Independent Registered Public Accounting Firm
31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934*
32.1	Certification of Chief Executive Officer under Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer under Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**
101.INS	XBRL INSTANCE DOCUMENT
101.SCH	XBRL TAXONOMY EXTENSION SCHEMA DOCUMENT
101.CAL	XBRL TAXONOMY EXTENSION CALCULATION LINKBASE DOCUMENT
101.DEF	XBRL TAXONOMY EXTENSION DEFINITION LINKBASE DOCUMENT
101.LAB	XBRL TAXONOMY EXTENSION LABEL LINKBASE DOCUMENT
101.PRE	XBRL TAXONOMY EXTENSION PRESENTATION LINKBASE DOCUMENT

________________

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

Bookedbyus Inc.

Dated: December 12, 2014	By	/s/ Fred Person
Fred Person
President and Director Principal Executive Officer Principal Financial Officer Principal Accounting Officer

27