Form 10-Q
period 2014-11-30
Bookedbyus Inc.
filed 2015-01-16
CIK 1528697

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2014

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. As of January 16, 2015, we had 22,170,000 shares of common stock outstanding.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

Bookedbyus Inc.

Financial Statements

(Expressed in U.S. Dollars)

For the three month periods ended November 30, 2014 and 2013

(Unaudited)

Bookedbyus Inc.

Balance Sheets

(Expressed in U.S. Dollars)

(Unaudited)

	November 30, 2014	August 31, 2014
Assets

Current assets
Cash and cash equivalents	$1,207	$331
Total current assets	1,207	331

Total assets	$1,207	$331

Liabilities and Stockholders’ Deficit
Current liabilities
Accounts payable and accrued liabilities (Note 4)	$45,572	$34,428
Due to related parties (Note 5)	24,900	17,200

Total current liabilities	70,472	51,628

Total liabilities	70,472	51,628

Stockholders’ deficit
Capital stock (Note 6)
Authorized 75,000,000 of common shares, par value $0.001
Issued and outstanding 22,170,000 common shares issued and outstanding (2013 – 22,170,000), par value $0.001	22,170	22,170
Additional paid in capital	86,180	86,180
Accumulated deficit	(177,615)	(159,647)

Total stockholders’ deficit	(69,265)	(51,297)
Total liabilities and stockholders’ deficit	$1,207	$331

The accompanying notes are an integral part of these financial statements.

Bookedbyus Inc.

Statements of Operations

(Expressed in U.S. Dollars)

(Unaudited)

	For the 3 month period ended November 30, 2014	For the 3 month period ended November 30, 2013

Revenue	$-	$-

Expenses
Amortization	-	125
Professional fees	5,500	5,000
General and administrative	468	584
Management fees (Note 5)	6,000	-
Rent	6,000	-
Total expenses	17,968	5,709

Net loss	(17,968)	(5,709)

Basic loss per common share	$(0.00)	$(0.00)
Weighted average number of common Shares - basic	22,170,000	22,170,000

The accompanying notes are an integral part of these financial statements.

Bookedbyus Inc.

Statement of Stockholders’ Deficit

From August 31, 2013 through November 30, 2014

(Expressed in U.S. Dollars)

(Unaudited)

	Number of shares issued	Capital Stock	Additional paid in capital	Accumulated deficit	Stockholders’ deficit
		$	$	$	$

Balance at August 31, 2013	22,170,000	22,170	86,180	(105,448)	2,902
Net loss for the period	-	-	-	(54,199)	(54,199)

Balance at August 31, 2014	22,170,000	22,170	86,180	(159,647)	(51,297)
Net loss for the period	-	-	-	(17,968)	(17,968)
Balance at November 30, 2014	22,170,000	22,170	86,180	(177,615)	(69,265)

The accompanying notes are an integral part of these financial statements

Bookedbyus Inc.

Statements of Cash Flows

(Expressed in U.S. Dollars)

(Unaudited)

	For the 3 month period ended November 30, 2014	For the 3 month period ended November 30, 2013

Cash flows from operating activities
Net loss	$(17,968)	$(5,709)
Adjustments to reconcile net loss to net cash used in operating activities Depreciation and amortization	-	125
Changes in operating assets and liabilities
Increase in accounts payable and accrued liabilities	11,144	496

Cash flows used in operating activities	(6,824)	(5,088)

Cash flows from financing activities
Due to related parties (Note 5)	7,700	4,800
Cash provided by financing activities	7,700	4,800

Net increase (decrease) in cash	876	(288)

Cash and cash equivalents, beginning of period	331	435

Cash and cash, end of period	$1,207	$147

The accompanying notes are an integral part of these financial statements

Bookedbyus Inc.

Notes to Financial Statements

For the three month periods ended November 30, 2014 and 2013

(Expressed in U.S. Dollars)

(Unaudited)

1.	Nature and Continuance of Operations

Bookedbyus Inc. (the “Company”) was incorporated under the laws of the State of Nevada on December 27, 2007. The Company will carry on the business of computer software sales and marketing when all financing is in place.

On January 9, 2008, the Company affected a thousand (1,000) for one (1) forward stock split of all outstanding common shares and a corresponding forward increase in the Company’s authorized common stock. The effect of the forward split was to increase the number of the Company’s authorized common shares from 75,000 shares par value $0.001 to 75,000,000 shares par value $0.001. At the time of the stock split, the Company had no common shares issued and outstanding. All references in these financial statements to number of common shares, price per share and weighted average number of common shares have been adjusted to reflect the stock split on a retroactive basis, unless otherwise noted (Note 6).

The Company’s financial statements as at November 30, 2014 and for the three month periods then ended have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. The Company has a loss of $17,968 for the three months period ended November 30, 2014 and $5,709 for the three months period ended November, 2013 and has a working capital deficit of $69,265 at November 30, 2014 (August 31, 2014 - $51,297).

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

As at November 30, 2014, the Company was not engaged in continued business but had made a modest profit from a consulting project and has had significant expenses from development stage activities. Although management is currently attempting to implement its business plan and is seeking additional sources of financing, there is no assurance the activity will be successful. Accordingly, the Company must rely on its president to perform essential functions without compensation until a business operation can be commenced. These factors raise substantial doubt about the ability of the Company to continue as a going concern. The financial statements do not include any adjustments that may result from the outcome of this uncertainty.

Bookedbyus Inc.

Notes to Financial Statements

For the three month periods ended November 30, 2014 and 2013

(Expressed in U.S. Dollars)

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

Bookedbyus Inc.

Notes to Financial Statements

For the three month periods ended November 30, 2014 and 2013

(Expressed in U.S. Dollars)

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

As at November 30, 2014, the fair value of cash and cash equivalents and accounts payable approximates carrying value because of their short maturities.

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

Bookedbyus Inc.

Notes to Financial Statements

For the three month periods ended November 30, 2014 and 2013

(Expressed in U.S. Dollars)

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

The Company management has agreed to impair the license agreement with Digital Programma, due to the lack of visibility of the Company’s ability to generate any future economic benefit from the use of license as well as lack of capital funds and timelines, as of November 30, 2014.

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

Bookedbyus Inc.

Notes to Financial Statements

For the three month periods ended November 30, 2014 and 2013

(Expressed in U.S. Dollars)

(Unaudited)

2.	Significant Accounting Policies (Continued)

Comprehensive loss

ASC 220, “Comprehensive Income”, establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. As at November 30, 2014, the Company has no items that represent a comprehensive loss and, therefore, has not included a schedule of comprehensive loss in the financial statements.

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

On June 10, 2014, accounting principles generally accepted in the United States were amended to remove the definition of a development stage entity thereby removing the financial reporting distinction between development stage entities and other reporting entities. In addition, the amendments eliminate the requirements for the Company to present inception-to-date information and to label the financial statements as those of a development stage entity. The amendments are effective for the Company’s financial statements as of December 31, 2016, and interim periods therein; however, early application of each of the amendments is permitted for any reporting period. The Company has adopted the amendments and no longer presents inception-to-date information in the statements of operations, statement of stockholders' deficit and statements of cash flows. In addition, the financial statements will no longer be labeled as those of a development stage entity.

Bookedbyus Inc.

Notes to Financial Statements

For the three month periods ended November 30, 2014 and 2013

(Expressed in U.S. Dollars)

(Unaudited)

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

The Company management has agreed to impair the license agreement with Digital Programma, due to the lack of visibility of the Company’s ability to generate any future economic benefit from the use of license as well as lack of capital funds and timelines, as of November 30, 2014.

4.	Accounts Payable and Accrued Liabilities

Accounts payable and accrued liabilities are non-interest bearing, unsecured and have settlement dates within one year.

5.	Due to Related Parties and Related Party Transactions

As at November 30, 2014, the amounts due to related parties consist of $nil (2013 - $nil) payable to a former officer and director of the Company. On March 31, 2011, the Company settled the balance due in the amount of $21,775 by issuing 4,355,000 common shares of the Company valued at $0.005 per common share to this former officer and director of the Company (Note 6). This balance is non-interest bearing, unsecured and has no fixed terms of repayment.

As at November 30, 2014, the amounts due to related parties consist of $nil (2013 - $nil) payable to a director of the Company. On March 31, 2011, the Company settled the balance due in the amount of $14,475 by issuing 2,895,000 common shares of the Company valued at $0.005 per common share to this director of the Company (Note 6). This balance is non-interest bearing, unsecured and has no fixed terms of repayment.

Bookedbyus Inc.

Notes to Financial Statements

For the three month periods ended November 30, 2014 and 2013

(Expressed in U.S. Dollars)

(Unaudited)

5.	Due to Related Parties and Related Party Transactions (Continued)

As at November 30, 2014, the amounts due to related parties consist of $nil (2013 - $nil) payable to a company with an officer in common. On March 31, 2011, the Company settled the balance due in the amount of $9,100 by issuing 1,820,000 common shares of the Company valued at $0.005 per common share to this company with an officer in common (Note 6). This balance is non-interest bearing, unsecured and has no fixed terms of repayment.

During the three month period ended November 30, 2014, the Company accrued $6,000 (2013 - $nil) in management fees to a director and officer of the Company.

During the three months period ended November 30, 2014, related parties of the Company have provided a series of loans, totaling $7,700, for working capital purposes. As at November 30, 2014, amount payable to related parties was $24,900 ($17,200 as at August 31, 2014). These amounts are unsecured, interest-free and due on demand.

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

Issued and outstanding

The Company had 22,170,000 common shares issued and outstanding as at November 30, 2014 and 2013.

7.	Contracts Under Commitment

The company has leased an office in Los Angeles California for a period of twelve months commencing January 1, 2014. The office is located at Suite 101, 619 S. Ridgley Los Angeles CA 90036 ($2,000.00 per month) due on the first calendar day of each month. This twelve month term automatically renews if no written notice of termination is given 30 days prior to the end on each term. The landlord agrees to accept either cash or shares as settlement for each months' rent. The landlord will defer rent in lieu of shares at $0.10 a share as per the Registration Statement or cash. As a concession for this deferment, the landlord will charge an additional 20% per month for each month deferred. (ie. $400 or 4000 shares at $0.10 per share).

Both parties agree to the deferment schedule being at the end of the term. All deferred rent will be subject to the 20% per month will be collectable only at the end of the term.

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

Both parties agree to the deferment schedule to be calculated only at the end of the term. All deferred rent will be subject to the 20% per month will be calculated and collectable only at the end of the term.

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

Bookedbyus Inc. is a development stage company, which was formed on December 27, 2007. We have commenced only limited operations, primarily focused on organizational matters in connection with this offering. The Company has not yet implemented its business model and has incurred losses since inception of $177,615.

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

As at November 30, 2014, the Company was not engaged in continued business but had made a modest profit from a consulting project and had significant expenses from development stage activities. Although management is currently attempting to implement its business plan and is seeking additional sources of financing, there is no assurance the activity will be successful. Accordingly, the Company must rely on its president to perform essential functions without compensation until a business operation can be commenced. These factors raise substantial doubt about the ability of the Company to continue as a going concern. The financial statements do not include any adjustments that may result from the outcome of this uncertainty.

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

As of November 30, 2014, we had $1,207 in cash as compared to $331 as at August 31, 2014. As of the date of this Form 10-Q, the current funds available to the Company will not be sufficient to fund the expenses related to the implementation of our business and continue maintaining a reporting status. The Company’s sole officer and director, Mr. Person has indicated that he may be willing to provide a maximum of $20,000, required to maintain the reporting status, in the form of a non-secured loan for the next twelve months as the expenses are incurred if no other proceeds are obtained by the Company. However, there is no contract or written agreement in place.

We do not anticipate researching any further products nor the purchase or sale of any significant equipment. We also do not expect any significant additions to the number of employees.

Results of Operations

At November 30, 2014, the Company was not engaged in continued business and has been primarily involved in development stage activities to date. There is minimal historical operational information about us on which to base an evaluation of our performance. We have been in existence since December 27, 2007, and entered into a licensing agreement with Digital Programa, Inc. on January 1, 2011. We are a development stage company with minimal operations. Due to a lack of funding, we have not implemented our business operations. We cannot guarantee we will be successful in our business operations. Our business is subject to risks inherent in the establishment of a new business enterprise, including limited capital resources, and possible delays in our planned product development.

We had $nil in revenue for the three month period ended November 30, 2014 as compared to revenue for three month period ended November 30, 2013 of $nil.

Total expenses in the three month period ended November 30, 2014 were $17,968 as compared to total expenses for the three month period ended November 30, 2013 of $5,709 resulting in a net loss for the three month period ended November 30, 2014 of $17,968 as compared to a net loss of $5,709 for the fiscal year ended November 30, 2013. The net loss for the three month period ended November 30, 2014 is a result of Amortization of $nil, Professional fees of $5,500 comprised of legal and accounting expense, General and administrative expense of $468, Management fees of $6,000 and Rent of $6,000 as compared to the net loss for the three month period ended November 30, 2014 of $5,709. This is a result of amortization of $125, Professional fees of $5,000 comprised of legal and accounting fees, General and administrative expense of $584, Management fees of $nil and Rent of $nil.

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

In connection with this quarterly report, as required by Rule 15d-15 under the Securities Exchange Act of 1934, we have carried out an evaluation of the effectiveness of the design and operation of our company's disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our company's management, including our company's principal executive officer and principal financial officer. Based upon that evaluation, our company's principal executive officer and principal financial officer concluded that subject to the inherent limitations noted in this Part II, Item 9A(T) as of November 30, 2014, our disclosure controls and procedures were not effective due to the existence of material weaknesses in our internal controls over financial reporting, as discussed below.

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

Our management, including our principal executive officer and principal financial officer, conducted an assessment of the effectiveness of our internal control over financial reporting based on certain criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that our internal control over financial reporting was not effective as of November 30, 2014 due to the following material weaknesses:

Our company does not have in-house personnel with the technical knowledge to identify and address some of the reporting issues surrounding certain complex or non-routine transactions. Going forward, with material, complex and non-routine transactions, management will gain a thorough understanding of the transaction and seek guidance from third-party experts or consultants. Management corrected any errors prior to the release of our company’s November 30, 2014 financial statements.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) or 15d-15(f)) during the quarter ended November 30, 2014 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Item 2. Unregistered Sales of Securities and Use of Proceeds.

None

Item 3. Defaults Upon Senior Securities.

None

Item 4. Mine Safety Diclosure.

None

Item 5. Other Information.

(a) None

Item 6. Exhibits.

The following documents are filed as a part of this report or are incorporated by reference to previous filings, if so indicated:

Exhibit No.	Description

31.1	Section 302 Certification of Fred Person - Director, Chief Executive Officer, President, Treasurer, Chief Financial Officer and principal accounting officer of the Company *

32.1	Section 906 Certification of Fred Person - Director, Chief Executive Officer, President, Treasurer, Chief Financial Officer and principal accounting officer of the Company *

101.INS	XBRL Instance Document *

101.SCH	XBRL Taxonomy Extension Schema Document *

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document *

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document *

101.LAB	XBRL Taxonomy Extension Label Linkbase Document *

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document *

_____________

*filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BOOKEDBYUS INC.

January 16, 2015	By:	/s/ Fred Person
Fred Person
President, Chief Executive Officer (Principal Executive Officer) and Director

