Form 10-Q
period 2015-02-28
Bookedbyus Inc.
filed 2015-04-15
CIK 1528697

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 28, 2015

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. As of April 14, 2015, we had 22,170,000 shares of common stock outstanding.

2

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements.

Bookedbyus Inc.

Financial Statements

(Expressed in U.S. Dollars)

For the three and six month periods ended February 28, 2015 and 2014

(Unaudited)

Bookedbyus Inc.

Balance Sheets

(Expressed in U.S. Dollars)

(Unaudited)

	February 28, 2015	August 31, 2014

Assets

Current assets
Cash and cash equivalents	$2,719	$331
Total current assets	2,719	331

Total assets	$2,719	$331

Liabilities and Stockholders’ Deficit

Current liabilities
Accounts payable and accrued liabilities (Note 4)	$58,667	$34,428
Due to related parties (Note 5)	31,900	17,200

Total current liabilities	90,567	51,628

Total liabilities	90,567	51,628

Stockholders’ deficit
Capital stock (Note 6)
Authorized 75,000,000 of common shares, par value $0.001 Issued and outstanding 22,170,000 common shares issued and outstanding (2014 – 22,170,000), par value $0.001	22,170	22,170
Additional paid in capital	86,180	86,180
Accumulated deficit	(196,198)	(159,647)

Total stockholders’ deficit	(87,848)	(51,297)

Total liabilities and stockholders’ deficit	$2,719	$331

The accompanying notes are an integral part of these financial statements.

Bookedbyus Inc.

Statements of Operations

(Expressed in U.S. Dollars)

(Unaudited)

	For the 3 month period ended February 28, 2015	For the 3 month period ended February 28, 2014	For the 6 month period ended February 28, 2015	For the 6 month period ended February 28, 2014

Revenue	$-	$-	$-	$-

Expenses
Amortization	-	125	-	250
Professional fees	4,501	3,000	10,001	8,000
General and administrative	2,082	1,379	2,550	1,963
Management fees	6,000	4,000	12,000	4,000
Rent (Note 8)	6,000	4,000	12,000	4,000
Total expenses	18,583	12,504	36,551	18,213

Net loss	$(18,583)	$(12,504)	$(36,551)	$(18,213)

Basic loss per common share	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average number of common shares - basic	22,170,000	22,170,000	22,170,000	22,170,000

The accompanying notes are an integral part of these financial statements.

Bookedbyus Inc.

Statement of Stockholders’ Deficit

For the six month periods ended February 28, 2015 and 2014

(Expressed in U.S. Dollars)

(Unaudited)

	Number of shares issued	Capital Stock	Additional paid in capital	Accumulated deficit	Stockholders’ deficit
		$	$	$	$

Balance at August 31, 2013	22,170,000	$22,170	$86,180	$(105,448)	$2,902
Net loss for the period	-	-	-	(18,213)	(18,213)
Balance at February 28, 2014	22,170,000	22,170	86,180	(123,661)	(15,311)

Balance at August 31, 2014	22,170,000	22,170	86,180	(159,647)	(51,297)
Net loss for the period	-	-	-	(36,551)	(36,551)
Balance at February 28, 2015	22,170,000	$22,170	$86,180	$(196,198)	$(87,848)

The accompanying notes are an integral part of these financial statements.

Bookedbyus Inc.

Statements of Cash Flows

(Expressed in U.S. Dollars)

(Unaudited)

	For the 6 month period ended February 28, 2015	For the 6 month period ended February 28, 2014

Cash flows from operating activities
Net loss	$(36,551)	$(18,213)
Adjustments to reconcile net loss to net cash used in operating activities Depreciation and amortization	-	250
Changes in operating assets and liabilities
Increase in accounts payable and accrued liabilities	24,239	9,040

Cash flows used in operating activities	(12,312)	(8,923)
Cash flows from financing activities
Increase in due to related parties (Note 5)	14,700	9,300
Cash flows provided by financing activities	14,700	9,300

Net increase in cash	2,388	377

Cash and cash equivalents, beginning of period	331	435

Cash and cash equivalents, end of period	$2,719	$812

The accompanying notes are an integral part of these financial statements.

Bookedbyus Inc.

Notes to Financial Statements

For the three and six month periods ended February 28, 2015 and 2014

(Expressed in U.S. Dollars)

(Unaudited)

1. Nature and Continuance of Operations

Bookedbyus Inc. (the “Company”) was incorporated under the laws of the State of Nevada on December 27, 2007. The Company will carry on the business of computer software sales and marketing when all financing is in place.

In the opinion of the management, all normal recurring adjustments which are necessary for a fair presentation of financial statements of the results for the interim period February 28, 2015, have been included.

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

The Company’s financial statements as at February 28, 2015 and for the three month period then ended have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. The Company has a loss of $18,583 for the three month period ended February 28, 2015 and $12,504 for the three month period ended February 28, 2014 and has a working capital deficit of $87,848 at February 28, 2015 (August 31, 2014 - $51,297).

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

As at February 28, 2015, the Company was not engaged in continued business but had made a modest profit from a consulting project and has had significant expenses from development stage activities. Although management is currently attempting to implement its business plan and is seeking additional sources of financing, there is no assurance the activity will be successful. Accordingly, the Company must rely on its president to perform essential functions without compensation until a business operation can be commenced. These factors raise substantial doubt about the ability of the Company to continue as a going concern. The financial statements do not include any adjustments that may result from the outcome of this uncertainty.

Bookedbyus Inc.

Notes to Financial Statements

For the three and six month periods ended February 28, 2015 and 2014

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

Bookedbyus Inc.

Notes to Financial Statements

For the three and six month periods ended February 28, 2015 and 2014

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

As at February 28, 2015, the fair value of cash and cash equivalents and accounts payable approximates carrying value because of their short maturities.

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

Liquidity Risk

Liquidity risk is the risk that an entity will encounter difficulty in meeting obligations associated with its financial liabilities. The Company is reliant upon equity issuances and advances from related parties as its sole source of cash. The Company has been successful in raising equity financing in the past; however, there is no assurance that it will be able to do so in the future.

Bookedbyus Inc.

Notes to Financial Statements

For the three and six month periods ended February 28, 2015 and 2014

(Expressed in U.S. Dollars)

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

The Company management has agreed to impair the license agreement with Digital Programma, due to the lack of visibility of the Company’s ability to generate any future economic benefit from the use of license as well as lack of capital funds and timelines, as of February 28, 2015.

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

Bookedbyus Inc.

Notes to Financial Statements

For the three and six month periods ended February 28, 2015 and 2014

(Expressed in U.S. Dollars)

(Unaudited)

2. Significant Accounting Policies (Continued)

Comprehensive loss

ASC 220, “Comprehensive Income”, establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. As at February 28, 2015, the Company has no items that represent a comprehensive loss and, therefore, has not included a schedule of comprehensive loss in the financial statements.

Start-up expenses

The Company has adopted ASC 720-15, “Start-Up Costs”, which requires that costs associated with start-up activities be expensed as incurred. Accordingly, start-up costs associated with the Company's formation have been included in the Company's general and administrative expenses for the period from the date of inception on December 27, 2007 to February 28, 2015.

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

Bookedbyus Inc.

Notes to Financial Statements

For the three and six month periods ended February 28, 2015 and 2014

(Expressed in U.S. Dollars)

(Unaudited)

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

Bookedbyus Inc.

Notes to Financial Statements

For the three and six month periods ended February 28, 2015 and 2014

(Expressed in U.S. Dollars)

(Unaudited)

3. License (Continued)

The Company management has agreed to impair the license agreement with Digital Programma, due to the lack of visibility of the Company’s ability to generate any future economic benefit from the use of license as well as lack of capital funds and timelines, as of February 28, 2015.

4. Accounts Payable and Accrued Liabilities

Accounts payable and accrued liabilities are non-interest bearing, unsecured and have settlement dates within one year.

5. Due to Related Parties and Related Party Transactions

As at February 28, 2015, the amounts due to related parties consist of $nil (2014 - $nil) payable to a former officer and director of the Company. On March 31, 2011, the Company settled the balance due in the amount of $21,775 by issuing 4,355,000 common shares of the Company valued at $0.005 per common share to this former officer and director of the Company (Note 6). This balance was non-interest bearing, unsecured and had no fixed terms of repayment.

As at February 28, 2015, the amounts due to related parties consist of $nil (2014 - $nil) payable to a director of the Company. On March 31, 2011, the Company settled the balance due in the amount of $14,475 by issuing 2,895,000 common shares of the Company valued at $0.005 per common share to this director of the Company (Note 6). This balance was non-interest bearing, unsecured and had no fixed terms of repayment.

As at February 28, 2015, the amounts due to related parties consist of $nil (2014 - $ nil) payable to a company with an officer in common. On March 31, 2011, the Company settled the balance due in the amount of $9,100 by issuing 1,820,000 common shares of the Company valued at $0.005 per common share to this company with an officer in common (Note 6). This balance was non-interest bearing, unsecured and had no fixed terms of repayment.

During the three month period ended February 28, 2015, the Company accrued $6,000 (2014 - $4,000) in management fees to related parties of the Company.

During the three month period ended February 28, 2015, related parties of the Company have provided a series of loans, totaling $7,000, for working capital purposes. As at February 28, 2015, amount payable to related parties was $31,900. These amounts are unsecured, interest-free and due on demand.

6. Capital Stock

The total authorized capital is 75,000,000 common shares with a par value of $0.001 per common share.

Bookedbyus Inc.

Notes to Financial Statements

For the three and six month periods ended February 28, 2015 and 2014

(Expressed in U.S. Dollars)

(Unaudited)

6. Capital Stock (Continued)

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

Issued and outstanding

The Company had 22,170,000 common shares issued and outstanding as at February 28, 2015 and 2014 and August 31, 2014.

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

Both parties agree to the deferment schedule being at the end of the term. All deferred rent are subject to the 20% per month will be collectable only at the end of the term.

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

Both parties agree to the deferment schedule to be calculated only at the end of the term. All deferred rent are subject to the 20% per month will be calculated and collectable only at the end of the term.

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

Bookedbyus Inc. is a development stage company, which was formed on December 27, 2007. We have commenced only limited operations, primarily focused on organizational matters . The Company has not yet implemented its business model and to date has incurred losses since inception of $196,198.

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

As at February 28, 2015, the Company was not engaged in continued business but had made a modest profit from a consulting project and had significant expenses from development stage activities. Although management is currently attempting to implement its business plan and is seeking additional sources of financing, there is no assurance the activity will be successful. Accordingly, the Company must rely on its president to perform essential functions without compensation until a business operation can be commenced. These factors raise substantial doubt about the ability of the Company to continue as a going concern. The financial statements do not include any adjustments that may result from the outcome of this uncertainty.

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

As of February 28, 2015, we had $2,719 in cash as compared to $331 as at August 31, 2014. As of the date of this Form 10-Q, the current funds available to the Company will not be sufficient to fund the expenses related to the implementation of our business and continue maintaining a reporting status. The Company’s sole officer and director, Mr. Person has indicated that he may be willing to provide a maximum of $20,000, required to maintain the reporting status, in the form of a non-secured loan for the next twelve months as the expenses are incurred if no other proceeds are obtained by the Company. However, there is no contract or written agreement in place.

We do not anticipate researching any further products nor the purchase or sale of any significant equipment. We also do not expect any significant additions to the number of employees.

Results of Operations

At February 28, 2015, the Company was not engaged in continued business and has been primarily involved in development stage activities to date. There is minimal historical operational information about us on which to base an evaluation of our performance. We have been in existence since December 27, 2007, and entered into a licensing agreement with Digital Programa, Inc. on January 1, 2011. We are a development stage company with minimal operations. Due to a lack of funding, we have not implemented our business operations. We cannot guarantee we will be successful in our business operations. Our business is subject to risks inherent in the establishment of a new business enterprise, including limited capital resources, and possible delays in our planned product development.

We had $nil in revenue for the three month period ended February 28, 2015. Total expenses in the three month period ended February 28, 2015 were $18,583 as compared to total expenses for the three month period ended February 28, 2014 of $12,504 resulting in a net loss for the three month period ended February 28, 2015 of $18,513 as compared to a net loss of $12,504 for the three month period February 28, 2014. The net loss for the three month period ended February 28, 2015 is a result of Amortization of $Nil, Professional fees of $4,501 comprised of legal and accounting expense, General and administrative expense of $2,082, Management fees of $6,000 and Rent of $6,000 as compared to the net loss for the three month period ended February, 2014 of $12,504 is a result of Amortization of $125, Professional fees of $3,000 comprised of legal and accounting expense, General and administrative expense of $1,379, Management fees of $4,000 and Rent of $4,000.

Total expenses in the six month period ended February 28, 2015 were $36,551 as compared to total expenses for the six month period ended February 28, 2014 of $18,213 resulting in a net loss for the six month period ended February 28, 2015 of $36,551 as compared to a net loss of $18,213 for the six month period ended February 28, 2014. The net loss for the six month period ended February 28, 2014 is a result of Amortization of $Nil, Professional fees of $10,001 comprised of legal and accounting expense, General and administrative expense of $2,550, Management fees of $12,000 and Rent of $12,000 as compared to the net loss for the six month period ended February, 2014 of $18,213 is a result of Amortization of $250, Professional fees of $8,000 comprised of legal and accounting expense, General and administrative expense of $1,963, Management fees of $4,000 and Rent of $4,000.

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

In connection with this quarterly report, as required by Rule 15d-15 under the Securities Exchange Act of 1934, we have carried out an evaluation of the effectiveness of the design and operation of our company's disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our company's management, including our company's principal executive officer and principal financial officer. Based upon that evaluation, our company's principal executive officer and principal financial officer concluded that subject to the inherent limitations noted in this Part II, Item 9A(T) as of February 28, 2015, our disclosure controls and procedures were not effective due to the existence of material weaknesses in our internal controls over financial reporting.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) or 15d-15(f)) during the quarter ended February 28, 2015 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II — OTHER INFORMATION

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

 ___________

*filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BOOKEDBYUS INC.

Date: April 14, 2015	By:	/s/ Fred Person
Fred Person
President, Chief Executive Officer (Principal Executive Officer) and Director

