Form 10-Q
period 2015-05-31
Bookedbyus Inc.
filed 2015-07-20
CIK 1528697

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 31, 2015

333-176705

Commission File Number

BOOKEDBYUS INC.
(Exact name of registrant as specified in it's charter)

Nevada	26-1679929
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

c/o Fred Person 619 S. Ridgeley Drive, Los Angeles, CA	90036
(Address of principal executive offices)	(Zip Code)

(323) 634-1000

(Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes    ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☐ Yes    ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act:

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.As of July 20, 2015, we had 22,170,000 shares of common stock outstanding.

2

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

Bookedbyus Inc.

Financial Statements

(Expressed in U.S. Dollars)

For the three and nine month periods ended May 31, 2015 and 2014

(Unaudited)

Bookedbyus Inc.

Balance Sheets

(Expressed in U.S. Dollars)

(Unaudited)

	May 31, 2015	August 31, 2014

Assets

Current assets
Cash and cash equivalents	$141	$331
Total current assets	141	331

Total Assets	$141	$331

Liabilities and Stockholders' Deficit

Current liabilities
Accounts payable and accrued liabilities (Note 4)	$70,841	$34,428
Due to related parties (Note 5)	31,900	17,200
Total current liabilities	102,741	51,628

Total Liabilities	102,741	51,628

Stockholders' deficit
Capital stock (Note 6)
Authorized 75,000,000 of common shares, par value $0.001 Issued and outstanding 22,170,000 common shares issued and outstanding (2014 – 22,170,000), par value $0.001	22,170	22,170
Additional paid in capital	86,180	86,180
Accumulated deficit	(210,950)	(159,647)

Total stockholders' deficit	(102,600)	(51,297)

Total Liabilities and Stockholders' Deficit	$141	$331

The accompanying notes are an integral part of these financial statements.

Bookedbyus Inc.

Statements of Operations

(Expressed in U.S. Dollars)

(Unaudited)

	For the three month period ended May 31, 2015	For the three month period ended May 31, 2014	For the nine month period ended May 31, 2015	For the nine month period ended May 31, 2014

Revenue	$-	$-	$-	$-

Expenses
Amortization	-	125	-	375
General and administrative	1,253	1,961	3,803	3,924
Management fees (Note 5)	6,000	-	18,000	-
Rent (Note 5)	6,000	7,200	18,000	11,200
Professional fees	1,499	10,200	11,500	22,200
Total expenses	(14,752)	(19,486)	(51,303)	(37,699)

Net loss	$(14,752)	$(19,486)	$(51,303)	$(37,699)

Basic and diluted loss per common share	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average number of common shares- basic	22,170,000	22,070,000	22,170,000	22,070,000

The accompanying notes are an integral part of these financial statements.

Bookedbyus Inc.

Statements of Stockholders' Deficit

For the nine month periods ended May 31, 2015 and 2014

(Expressed in U.S. Dollars)

(Unaudited)

	Number of shares issued	Capital stock	Additional paid in capital	Accumulated deficit	Stockholders' deficit
		$	$	$	$
Balance at August 31, 2013	22,170,000	22,170	86,180	(105,448)	2,902
Net loss for the period	-	-	-	(37,699)	(37,699)
Balance at May 31, 2014	22,170,000	22,170	86,180	(143,147)	(34,797)

Balance at August 31, 2014	22,170,000	22,170	86,180	(159,647)	(51,297)
Net loss for the period	-	-	-	(51,303)	(51,303)
Balance at May 31, 2015	22,170,000	22,170	86,180	(210,950)	(102,600)

The accompanying notes are an integral part of these financial statements.

Bookedbyus Inc.

Statements of Cash Flows

(Expressed in U.S. Dollars)

(Unaudited)

	For the nine month period ended May 31, 2015	For the nine month period ended May 31, 2014

Cash flows from operating activities
Net loss	$(51,303)	$(37,699)
Adjustments to reconcile net loss to net cash used in operating activities Depreciation and amortization	-	375
Changes in operating assets and liabilities
Increase in accounts payable and accrued liabilities	36,413	25,179

Cash flows used in operating activities	(14,890)	(12,145)

Cash flows from financing activities
Increase in due to related parties	14,700	13,200

Cash flows provided by financing activities	14,700	13,200

Net increase (decrease) in cash	(190)	1,055

Cash and cash equivalents, beginning of period	331	435

Cash and cash equivalents, end of period	$141	$1,490

The accompanying notes are an integral part of these financial statements.

Bookedbyus Inc.

Notes to Financial Statements

(Expressed in U.S. Dollars)

For the three and nine month periods ended May 31, 2015 and 2014

(Unaudited)

1.	Nature and Continuance of Operations

Bookedbyus Inc. (the "Company") was incorporated under the laws of the State of Nevada on December 27, 2007. The Company will carry on the business of computer software sales and marketing when all financing is in place.

In the opinion of the management, all normal recurring adjustments which are necessary for a fair presentation of financial statements of the results for the interim period May 31, 2015, have been included.

On January 9, 2008, the Company affected a thousand (1,000) for one (1) forward stock split of all outstanding common shares and a corresponding forward increase in the Company's authorized common stock. The effect of the forward split was to increase the number of the Company's authorized common shares from 75,000 shares par value $0.001 to 75,000,000 shares par value $0.001. At the time of the stock split, the Company had no commons shares issued and outstanding. All references in these financial statements to number of common shares, price per share and weighted average number of common shares have been adjusted to reflect the stock split on a retroactive basis, unless otherwise noted.(Note 6).

The Company's financial statements as at May 31, 2015 and for the three month period then ended have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. The Company has a loss of $14,752 for the three month period ended May 31, 2015 and $19,486 for the three month period ended May 31, 2014 and has a working capital deficit of $102,600 at May 31, 2015 (August 31, 2014 - $51,297).

Management cannot provide assurance that the Company will ultimately achieve profitable operations or become cash flow positive, or raise additional debt and/or equity capital. Management believes that the Company's capital resources should be adequate to continue operating and maintaining its business strategy during the fiscal year ended August 31, 2015. However, if the Company is unable to raise additional capital in the near future, due to the Company's liquidity problems, management expects that the Company will need to curtail operations, liquidate assets, seek additional capital on less favorable terms and/or pursue other remedial measures. These financial statements do not include any adjustments related to the recoverability and classification of assets or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

As at May 31, 2015, the Company was not engaged in continued business but had made a modest profit from a consulting project and had significant expenses from development stage activities. Although management is currently attempting to implement its business plan and is seeking additional sources of financing, there is no assurance the activity will be successful. Accordingly, the Company must rely on its president to perform essential functions without compensation until a business operation can be commenced. These factors raise substantial doubt about the ability of the Company to continue as a going concern. The financial statements do not include any adjustments that may result from the outcome of this uncertainty.

Bookedbyus Inc.

Notes to Financial Statements

(Expressed in U.S. Dollars)

For the three and nine month periods ended May 31, 2015 and 2014

(Unaudited)

2.	Significant Accounting Policies

The following is a summary of significant accounting policies used in the preparation of these financial statements.

Definition of fiscal year

The Company's fiscal year end is August 31st.

Basis of presentation

The financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP").

Cash and cash equivalents

Cash and cash equivalents include highly liquid investments with original maturities of three months or less.

Financial instruments

Accounting Standards Codification ("ASC") 820, "Fair Value Measurements and Disclosures", requires disclosing fair value to the extent practicable for financial instruments that are recognized or unrecognized in the balance sheet. Fair value of financial instruments is the amount at which the instruments could be exchanged in a current transaction between willing parties. The Company considers the carrying amounts of cash, restricted cash, accounts receivable, related party and other receivables, accounts payable, notes payable, related party and other payables, customer deposits, and short term loans approximate their fair values because of the short period of time between the origination of such instruments and their expected realization. The Company considers the carrying amount of long term bank loans to approximate their fair values based on the interest rates of the instruments and the current market rate of interest.

Level 1 The preferred inputs to valuation efforts are "quoted prices in active markets for identical assets or liabilities," with the caveat that the reporting entity must have access to that market. Information at this level is based on direct observations of transactions involving the same assets and liabilities, not assumptions, and thus offers superior reliability. However, relatively few items, especially physical assets, actually trade in active markets.

Level 2 FASB acknowledged that active markets for identical assets and liabilities are relatively uncommon and, even when they do exist, they may be too thin to provide reliable information. To deal with this shortage of direct data, the board provided a second level of inputs that can be applied in three situations.

Bookedbyus Inc.

Notes to Financial Statements

(Expressed in U.S. Dollars)

For the three and nine month periods ended May 31, 2015 and 2014

(Unaudited)

2.	Significant Accounting Policies (Continued)

Financial instruments (Continued)

Level 3 If inputs from levels 1 and 2 are not available, FASB acknowledges that fair value measures of many assets and liabilities are less precise. The board describes Level 3 inputs as "unobservable," and limits their use by saying they "shall be used to measure fair value to the extent that observable inputs are not available." This category allows "for situations in which there is little, if any, market activity for the asset or liability at the measurement date". Earlier in the standard, FASB explains that "observable inputs" are gathered from sources other than the reporting company and that they are expected to reflect assumptions made by market participants.

As at May 31, 2015, the fair value of cash and cash equivalents and accounts payable approximates carrying value because of their short maturities.

Credit Risk

Financial instruments that potentially subject the Company to credit risk consist of cash and cash equivalents. The Company deposits cash and cash equivalents with high credit quality financial institutions as determined by rating agencies.

Currency Risk

The Company's assets and liabilities are in U.S. dollars, which is the Company's functional and presentation currency. The Company has no transactions in currencies other than U.S. dollar. As a result, foreign currency risk is insignificant.

Interest Rate Risk

The Company has cash balances and no interest-bearing debt. It is management's opinion that the Company is not exposed to significant interest risk arising from these financial instruments.

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

For the three and nine month periods ended May 31, 2015 and 2014

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

The Company management has agreed to impair the license agreement with Digital Programma, due to the lack of visibility of the Company's ability to generate any future economic benefit from the use of license as well as lack of capital funds and timelines, as of May 31, 2015.

Income taxes

Deferred income taxes are reported for timing differences between items of income or expense reported in the financial statements and those reported for income tax purposes in accordance with ASC 740, "Income Taxes", which requires the use of the asset/liability method of accounting for income taxes. Deferred income taxes and tax benefits are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases, and for tax loss and credit carry-forwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The Company provides for deferred taxes for the estimated future tax effects attributable to temporary differences and carry-forwards when realization is more likely than not.

Basic and diluted net loss per share

The Company computes net loss per share in accordance with ASC 260 "Earnings per Share". ASC 260 requires presentation of both basic and diluted earnings per share ("EPS") on the face of the income statement. Basic EPS is computed by dividing net loss available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all potentially dilutive common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all potentially dilutive shares if their effect is anti-dilutive.

Bookedbyus Inc.

Notes to Financial Statements

(Expressed in U.S. Dollars)

For the three and nine month periods ended May 31, 2015 and 2014

(Unaudited)

2.	Significant Accounting Policies (Continued)

Comprehensive loss

ASC 220, "Comprehensive Income", establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. As at May 31, 2015, the Company has no items that represent a comprehensive loss and, therefore, has not included a schedule of comprehensive loss in the financial statements.

Start-up expenses

The Company has adopted ASC 720-15, "Start-Up Costs", which requires that costs associated with start-up activities be expensed as incurred. Accordingly, start-up costs associated with the Company's formation have been included in the Company's general and administrative expenses for the period from the date of inception on December 27, 2007 to May 31, 2015.

Foreign currency translation

The Company's functional and reporting currency is in U.S. dollars. The financial statements of the Company are translated to U.S. dollars in accordance with ASC 830, "Foreign Currency Matters". Monetary assets and liabilities denominated in foreign currencies are translated using the exchange rate prevailing at the balance sheet date. Gains and losses arising on translation or settlement of foreign currency denominated transactions or balances are included in the determination of income. The Company has not, to the date of these financial statements, entered into derivative instruments to offset the impact of foreign currency fluctuations.

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

Stock-based compensation

ASC 718, "Compensation – Stock Compensation", which establishes accounting for equity instruments exchanged for employee services. Under the provisions of ASC 718, stock-based compensation cost is measured at the grant date, based on the calculated fair value of the award, and is recognized as an expense over the employees' requisite service period (generally the vesting period of the equity grant). Adoption of ASC 718 does not change the way the Company accounts for share-based payments to non-employees, with guidance provided by ASC 505-50, "Equity-Based Payments to Non-Employees".

Bookedbyus Inc.

Notes to Financial Statements

(Expressed in U.S. Dollars)

For the three and nine month periods ended May 31, 2015 and 2014

(Unaudited)

2.	Significant Accounting Policies (Continued)

Recent accounting pronouncements

The Company reviews new accounting standards as issued. Although some of these accounting standards issued or effective after the end of the Company's previous fiscal year may be applicable to the Company, it has not identified any standards that it believes merit further discussion or will have a significant impact on its financial statements except as described below.

On June 10, 2014, accounting principles generally accepted in the United States were amended to remove the definition of a development stage entity thereby removing the financial reporting distinction between development stage entities and other reporting entities. In addition, the amendments eliminate the requirements for the Company to present inception-to-date information and to label the financial statements as those of a development stage entity. The amendments are effective for the Company's financial statements as of December 31, 2016, and interim periods therein; however, early application of each of the amendments is permitted for any reporting period. The Company has adopted the amendments and no longer presents inception-to-date information in the statements of operations, statement of stockholders' deficit and statements of cash flows. In addition, the financial statements will no longer be labeled as those of a development stage entity.

3.	License

On January 1, 2011, the Company entered into an agreement (the "License Agreement") with Digital Programa Inc. The basic terms of the License Agreement are as follows:

i.	Digital Programa Inc. has granted exclusive license to the Company to market and sell certain software systems, as defined in the License Agreement, which consists of eDrive and iDrive (the "System"), exclusively in Canada and the United States;

ii.	The Company issued 1,000,000 common shares of the Company, valued at $0.005 per share, to Digital Programa Inc. for initial, non-recurring, non-refundable license fee;

iii.	The Company is required to pay Digital Programa Inc. a 4% royalty on gross revenues for each month from the sales of the System software; and

Bookedbyus Inc.

Notes to Financial Statements

(Expressed in U.S. Dollars)

For the three and nine month periods ended May 31, 2015 and 2014

(Unaudited)

3.	License (Continued)

iv.	The License Agreement shall remain in effect for a period of 10 years, commencing on January 1, 2011, and the Company has the option to renew the License Agreement for an additional 10 year term provided that the Company pay then current renewal fee, which shall be no greater than 10% of the then current license fee charged by Digital Programa Inc. for new licensees.

The Company management has agreed to impair the license agreement with Digital Programma, due to the lack of visibility of the Company's ability to generate any future economic benefit from the use of license as well as lack of capital funds and timelines, as of May 31, 2015.

4.	Accounts Payable and Accrued Liabilities

Accounts payable and accrued liabilities are non-interest bearing, unsecured and have settlement dates within one year.

5.	Due to Related Parties and Related Party Transactions

As at May 31, 2015, the amounts due to related parties consist of $nil (2014 - $nil) payable to a former officer and director of the Company. On March 31, 2011, the Company settled the balance due in the amount of $21,775 by issuing 4,355,000 common shares of the Company valued at $0.005 per common share to this former officer and director of the Company (Note 6). This balance was non-interest bearing, unsecured and has no fixed terms of repayment.

As at May 31, 2015, the amounts due to related parties consist of $nil (2014 - $nil) payable to a director of the Company. On March 31, 2011, the Company settled the balance due in the amount of $14,475 by issuing 2,895,000 common shares of the Company valued at $0.005 per common share to this director of the Company (Note 6). This balance was non-interest bearing, unsecured and has no fixed terms of repayment.

As at May 31, 2015, the amounts due to related parties consist of $nil (2014 - $nil) payable to a company with an officer in common. On March 31, 2011, the Company settled the balance due in the amount of $9,100 by issuing 1,820,000 common shares of the Company valued at $0.005 per common share to this company with an officer in common (Note 6). This balance was non-interest bearing, unsecured and has no fixed terms of repayment.

During the three month period ended May 31, 2015, the Company accrued $6,000 (2014 - $2,000) in management fees to related parties of the Company.

As at May 31, 2015, amount payable to related parties was $31,900. These amounts are unsecured, interest-free and due on demand.

Bookedbyus Inc.

Notes to Financial Statements

(Expressed in U.S. Dollars)

For the three and nine month periods ended May 31, 2015 and 2014

(Unaudited)

6.	Capital Stock

The total authorized capital is 75,000,000 common shares with a par value of $0.001 per common share.

On January 9, 2008, the Company affected a thousand (1,000) for one (1) forward stock split of all outstanding common shares and a corresponding forward increase in the Company's authorized common stock. The effect of the forward split was to increase the number of the Company's authorized common shares from 75,000 shares par value $0.001 to 75,000,000 shares par value $0.001. At the time of the stock split, the Company had no common shares issued and outstanding.

All references in these financial statements to number of common shares, price per share and weighted average number of common shares have been adjusted to reflect the stock split on a retroactive basis, unless otherwise noted.

Issued and outstanding

The Company had 22,170,000 common shares issued and outstanding as at May 31, 2015 and 2014 and August 31, 2014.

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

Both parties agree to the deferment schedule being at the end of the term. All deferred rent subject to the 20% per month will be collectable only at the end of the term.

The Company has entered into a consulting agreement with Brad Kersch for marketing and business consulting. The term of the agreement is one year beginning January 1, 2014. Consideration for such consulting services is $2,000 per month payable in cash or common shares, at the Company's election. The Consultant agrees to accept either cash or shares as settlement for each months' pay. The Consultant agrees to defer payments in lieu of shares at $0.10 a share as per the Registration Statement. As a concession for this deferment, the Consultant will charge an additional 20% per month for each month deferred. (ie. $400 or 4,000 shares at $0.10 per share.)

Both parties agree to the deferment schedule to be calculated only at the end of the term. All deferred rent subject to the 20% per month will be calculated and collectable only at the end of the term.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Management's Discussion and Analysis

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

Bookedbyus Inc. is a development stage company, which was formed on December 27, 2007. We have commenced only limited operations, primarily focused on organizational matters. The Company has not yet implemented its business model and to date has generated $35,002 in revenues from consulting projects unrelated to our planned business model and has incurred losses for the nine month period ended May 31, 2015 of $51,303.

Management cannot provide assurance that the Company will ultimately achieve profitable operations or become cash flow positive, or raise additional debt and/or equity capital. However, if the Company is unable to raise additional capital in the near future, due to the Company's liquidity problems, management expects that the Company will need to curtail operations, liquidate assets, seek additional capital on less favorable terms and/or pursue other remedial measures. These financial statements do not include any adjustments related to the recoverability and classification of assets or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

As at May 31, 2015, the Company was not engaged in continued business but had made a modest profit from a consulting project and had significant expenses from development stage activities. Although management is currently attempting to implement its business plan and is seeking additional sources of financing, there is no assurance the activity will be successful. Accordingly, the Company must rely on its president to perform essential functions without compensation until a business operation can be commenced. These factors raise substantial doubt about the ability of the Company to continue as a going concern. The financial statements do not include any adjustments that may result from the outcome of this uncertainty.

Capital Resources and Liquidity

Our auditors have issued a "going concern" opinion, meaning that there is substantial doubt if we can continue as an on-going business unless we obtain additional capital. No substantial revenues from our planned business model are anticipated until we have raised sufficient monies to implement our business model. The Company will need to seek capital from other resources such as private placements in the Company's common stock or debt financing, which may not even be available to the Company. However, if such financing were available, because we are a development stage company with no or limited operations to date, it would likely have to pay additional costs associated with such financing and in the case of high risk loans be subject to an above market interest rate. At such time these funds are required, management would evaluate the terms of such financing. If the company cannot raise additional proceeds via such financing, it would be required to cease business operations.

As of May 31, 2015, we had $141 in cash as compared to $331 as at August 31, 2014. As of the date of this Form 10-Q, the current funds available to the Company will not be sufficient to fund the expenses related to the implementation of our business and continue maintaining a reporting status. The Company's sole officer and director, Mr. Person has indicated that he may be willing to provide a maximum of $20,000, required to maintain the reporting status, in the form of a non-secured loan for the next twelve months as the expenses are incurred if no other proceeds are obtained by the Company. However, there is no contract or written agreement in place.

We do not anticipate researching any further products nor the purchase or sale of any significant equipment. We also do not expect any significant additions to the number of employees.

Results of Operations

At May 31, 2015, the Company was not engaged in continued business and has been primarily involved in development stage activities to date. There is minimal historical operational information about us on which to base an evaluation of our performance. We have been in existence since December 27, 2007, and entered into a licensing agreement with Digital Programa, Inc. on January 1, 2011. We are a development stage company with minimal operations and have generated $35,002 in revenue since inception from consulting projects unrelated to our planned business model. Due to a lack of funding, we have not implemented our business operations. We cannot guarantee we will be successful in our business operations. Our business is subject to risks inherent in the establishment of a new business enterprise, including limited capital resources, and possible delays in our planned product development.

We had $nil in revenue for the three month period ended May 31, 2015 as compared to revenue for three month period ended May 31, 2014 of $nil. Total expenses in the three month period ended May 31, 2015 were $14,752 as compared to total expenses for the three month period ended May 31, 2014 of $19,486 resulting in a net loss for the three month period ended May 31, 2015 of $14,752 as compared to a net loss of $19,486 for the three month period May 31, 2014. The net loss for the three month period ended May 31, 2015 is a result of Rent of $6,000, Amortization of $nil, Professional fees of $1,499 comprised of legal and accounting expense, General and administrative expense of $1,253 and Management fees of $6,000 as compared to the net loss for the three month period ended May 31, 2014 of $19,486 is a result of Rent of $7,200 Amortization of $nil, Professional fees of $10,200 comprised of legal and accounting fees and General and administrative expense of $1,961.

Total expenses in the nine month period ended May 31, 2015 were $51,303 as compared to total expenses for the nine month period ended May 31, 2014 of $37,699 resulting in a net loss for the nine month period ended May 31, 2015 of $51,303 as compared to a net loss of $37,699 for the nine month period ended May 31, 2014. The net loss for the nine month period ended May 31, 2015 is a result of Rent of $11,500, Amortization of $nil, Professional fees of $11,500 comprised of legal and accounting expense, General and administrative expense of $3,803, Management fees of $18,000 as compared to the net loss for the nine month period ended May 31, 2014 of $37,699 is a result of Amortization of $375, Professional fees of $22,200 comprised of legal and accounting fees and General and administrative expense of $3,924, Rent of $11,200 and Management fees of $nil.

Off-balance sheet arrangements

The Company has no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect or change on the company's financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors. The term "off-balance sheet arrangement" generally means any transaction, agreement or other contractual arrangement to which an entity unconsolidated with the company is a party, under which the company has (i) any obligation arising under a guarantee contract, derivative instrument or variable interest; or (ii) a retained or contingent interest in assets transferred to such entity or similar arrangement that serves as credit, liquidity or market risk support for such assets.

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

In connection with this quarterly report, as required by Rule 15d-15 under the Securities Exchange Act of 1934, we have carried out an evaluation of the effectiveness of the design and operation of our company's disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our company's management, including our company's principal executive officer and principal financial officer. Based upon that evaluation, our company's principal executive officer and principal financial officer concluded that subject to the inherent limitations noted in this Part II, Item 9A(T) as of May 31, 2015, our disclosure controls and procedures were not effective due to the existence of material weaknesses in our internal controls over financial reporting, as discussed below.

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

Our management, including our principal executive officer and principal financial officer, conducted an assessment of the effectiveness of our internal control over financial reporting based on certain criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that our internal control over financial reporting was not effective as of May 31, 2015 due to the following material weaknesses:

Our company does not have in-house personnel with the technical knowledge to identify and address some of the reporting issues surrounding certain complex or non-routine transactions. Going forward, with material, complex and non-routine transactions, management will gain a thorough understanding of the transaction and seek guidance from third-party experts or consultants. Management corrected any errors prior to the release of our company's May 31, 2015 financial statements.

Our company's administration is composed of one administrative individual resulting in a situation where there is no segregation of duties. In order to remedy this situation we would need to hire additional staff to provide greater segregation of duties. Currently, it is not feasible to hire additional staff to obtain segregation of duties. Management will reassess this matter in the following year to determine whether improvement in segregation of duties is feasible.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) or 15d-15(f)) during the quarter ended May 31, 2015 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II - OTHER INFORMATION

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

Item 2. Unregistered Sales of Securities and Use of Proceeds.

None

Item 3. Defaults Upon Senior Securities.

None

Item 4. Mine Safety Diclosure.

None

Item 5. Other Information.

(a) None

Item 6. Exhibits.

The following documents are filed as a part of this report or are incorporated by reference to previous filings, if so indicated:

Exhibit No.	Description

31.1	Section 302 Certification of Fred Person - Director, Chief Executive Office, President, Treasurer, chief financial officer and principal accounting officer of the Company *

32.1	Section 906 Certification of Fred Person - Director, Chief Executive Office, President, Treasurer, chief financial officer and principal accounting officer of the Company *

101	XBRL Interactive Data File *

*filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BOOKEDBYUS INC.

Date: July 20, 2015	By:	/s/ Fred Person
Fred Person
President, Chief Executive Officer (Principal Executive Officer) and Director

