Form 10-K
period 2015-08-31
Bookedbyus Inc.
filed 2015-12-16
CIK 1528697

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

 FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended August 31, 2015

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to ______________

333-176705

Commission file number

BOOKEDBYUS INC.
(Exact name of registrant as specified in its charter)

Nevada	26-1679929
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

c/o Fred Person 619 S. Ridgeley Drive, Los Angeles, CA	90036
(Address of principal executive offices)	(Zip Code)

(323) 634-1000

Registrant's telephone number, including area code

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes     ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☐ Yes      ☒ No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐ Yes      ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). ☒ Yes      ☐ No

At February 28, 2012, the last business day of the Registrant's most recently completed second fiscal quarter, the aggregate market value of the voting common stock held by non-affiliates of the Registrant (without admitting that any person whose shares are not included in such calculation is an affiliate) was approximately $400,000.

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

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date. As of December 15, 2015, 22,170,00 common shares are Issued and Outstanding

PART I

Item 1. Business.

Bookedbyus Inc. is a development stage company, which was formed on December 27, 2007. We have commenced only limited operations, primarily focused on organizational matters in connection with this offering. The Company has not yet implemented its business model and for the fiscal year ended August 31, 2015, has generated $Nil in revenues and has incurred losses of $68,494.

On 1 January 2011, the Company entered into an agreement (the "License Agreement") with Digital Programa Inc. The Company has licensed the Digital Programa System which is digital media management software which emphasizes a touch-optimized web framework for smart phones and tablets. The basic terms of the License Agreement are as follows:

1) Digital Programa Inc. has granted exclusive license to the Company to market and sell certain software systems, as defined in the License Agreement, which consists of eDrive and iDrive (the "System"), exclusively in Canada and the United States;

2) The Company issued 1,000,000 common shares of the Company, valued at $0.005 per share, to Digitial Programa Inc. for initial, non-recurring, non-refundable license fee (Notes 6 and 8);

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

Digital Programa Inc. ("DP") is a privately owned and controlled corporation located at Plaza 2000 Building, P.O. Box 0815-01117, 50th Street Panama, Republic of Panama. DP develops digital media management and workflow automation system software for the entertainment business. DP has developed an online digital collaboration management system that corporations who create and distribute rich media (photo, audio and video as well as other digital assets like documents), find, organize, securely share, distribute, store and view such rich media. The DP software solution is a group of web services that permits enterprises to upload, download, search, collaborate, notify, track usage and authenticate users to perform authorized transactions with digital media, all of which are easily logged and reported.

We intend to market two software applications developed by DP: "eDrive" and "iDrive". eDrive is a web and email based rich media application that allows clients to push rich media marketing material to its customers with a fully integrated back end including business analytics. eDrive, allows companies to market their message or product directly to their customers.

The Company has not yet implemented its business model. We must raise cash to implement our strategy and stay in business. In the event we do not raise any proceeds from this offering, the Company's existing cash will not be sufficient to fund the expenses related to this offering, to maintaining a reporting status and to implement its planned business. Over the next twelve months, we plan to introduce iDrive and eDrive.

Product Overview

The Digital Programa System is digital media management software which emphasizes a touch-optimized web framework for smart phones and tablets. It allows users to design a single highly branded and customized web application that will work on most popular smart phone and tablet platforms. It uses a unified user interface system ("UI") across mobile device platforms, including iOS, Symbian, Android, Windows mobile, Blackberry and Nokia. It's built on a dependable user interface frame with efficient code that is flexible, updateable, and easily branded. The software provides touch friendly web pages that plays on most available web browsers while adding rich client functionality.

iDrive

iDrive is a pre-built application for mobile phones and tablets that pushes rich media information (Video, Text, Photos, Audio) to end users. Clients purchase the base application, add their colors and branding logo to make the app uniquely their own. Each client can add more functions as they see fit to service their end users/customers. These iDrive applications are built once but re-branded for each client's individual use. A base application that pushes rich media information can be licensed for as little as $10,000 compared to custom built applications that can cost as much as $50,000. Because each client adds their colors and logo to the iDrive application, it becomes their unique corporate application that can be provided to end users/customers through Apples iTunes or the client's own website. With these applications, clients can push daily information alerts, videos, coupons, etc to their end users/customers hand held device simply and easily.

eDrive

eDrive is a web and email based rich media application that allows clients to push rich media marketing material to its end users/customers with a fully integrated back end including business analytics. eDrive, allows companies to market their message or product directly to their customers. eDrive places the power in the client's hands to easily produce rich media messaging including video, photos and text in a graphic interactive interface. Our clients log into their eDrive account where they assemble rich media emails. They choose the look and feel of the email add their client email list and press send. Through eDrive clients can easily record a video message informing customers of a great deal or simple information regarding the state of the market. Clients can package this up and send it off to their end user/customers. These end users/customers receive on their iDrive application a graphical email message that is completely branded.

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

Market Opportunity

While the market for Rich Media Marketing Software ("RMMS") is still in its infancy stage, management believes the market will rapidly develop over the next 18 months. This is primarily due to changes in technology that greatly affect advertisement, such as the release of Apples iPad and the growing number smart phones entering the market. It is our opinion that the need for push technology (software that pushes select information to the recipient) over the web /through email or through mobile device applications is rapidly growing. Large enterprises, financial services companies and entertainment/gaming companies who are currently using the web to market their business can utilize our planned software to deliver data to their customer's smart phone at prescribed intervals or based on some event that occurs rather than the customer performing a search or requesting an existing report, video or other data type. By sending information directly to the customer, the customer needs are better served and there is less risk of the customer browsing the web and seeing what a competitor is doing or offering.

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

eDrive application

eDrive is web based software that deals with the day-to-day operations of email and web marketing. eDrive places the power in the client's hands to easily produce a rich media messaging that can include video, photos and text in a graphic interactive interface.

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

Source: http://adage.com/digital/article?article_id=146553 [1]

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

__________________

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

Item 1A. Risk Factors.

As a "smaller reporting company," as defined in Rule 12b-2 of the Exchange Act, we are not required to provide the information called for by this Item.

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

Item 4. Mine Safety Disclosures.

None.

PART II

Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

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

Item 6. Selected Financial Data

As a "smaller reporting company," as defined in Rule 12b-2 of the Exchange Act, we are not required to provide the information called for by this Item.

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

Capital Resources and Liquidity

Our auditors have issued a "going concern" opinion, meaning that there is substantial doubt if we can continue as an on-going business unless we obtain additional capital. No substantial revenues from our planned business model are anticipated until we have completed financing the Company.

We need to seek capital from resources such as private placements in the Company's common stock or debt financing, which may not even be available to the Company. However, if such financing were available, because we are a development stage company with no or limited operations to date, it would likely have to pay additional costs associated with such financing and in the case of high risk loans be subject to an above market interest rate. At such time these funds are required, management would evaluate the terms of such financing. If the company cannot raise additional proceeds via such financing, it would be required to cease business operations.

As of August 31, 2015, we had $515 in cash as compared to $331 as at August 31, 2014. As of the date of this Form 10-K, the current funds available to the Company will not be sufficient to fund the expenses related to this offering and continue maintaining a reporting status. The Company's sole officer and director, Mr. Person has indicated that he may be willing to provide a maximum of $20,000, required to fund the offering expenses and maintain the reporting status, in the form of a non-secured loan for the next twelve months as the expenses are incurred if no other proceeds are obtained by the Company. However, there is no contract or written agreement in place.

We do not anticipate researching any further products nor the purchase or sale of any significant equipment. We also do not expect any significant additions to the number of employees.

Results of Operations

At August 31, 2015, the Company was not engaged in continued business and has been primarily involved in development stage activities to date. There is minimal historical operational information about us on which to base an evaluation of our performance. We have been in existence since December 27, 2007, and entered into a licensing agreement with Digital Programma, Inc. on January 1, 2011. We are a development stage company with minimal operations and have generated $Nil in revenue for the year ended August 31, 2015. Due to a lack of funding, we have not implemented our Plan of Operations. We cannot guarantee we will be successful in our business operations. Our business is subject to risks inherent in the establishment of a new business enterprise, including limited capital resources, and possible delays in our planned product development.

We had $Nil in revenue for the fiscal year ended August 31, 2015 as compared to revenue for the fiscal year ended August 31, 2014 of $Nil.

Total expenses in the fiscal year ended August 31, 2015 were $68,494 as compared to total expenses for the fiscal year ended August 31, 2014 of $54,199 resulting in a net loss for the fiscal year ended August 31, 2015 of $68,494 as compared to a net loss of $54,199 for the fiscal year ended August 31, 2014. The net loss for the fiscal year ended August 31, 2015 of $68,494 is a result of Professional fees of $14,500 comprised primarily of legal and accounting expense, General and administrative expense of $5,994 and Management fees of $24,000, Rent of $24,000 as compared to the net loss for the fiscal year ended August 31, 2014 of $54,199 is a result of Amortization of $500, Professional fees of $29,500 comprised primarily of legal and accounting expense, General and administrative expense of $5,032 and Rent of $16,000 and Loss on impairment of assets of $3,167.

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

Plan of Operations

Over the 12 month period, our company must raise capital to introduce its planned products and start its sales. We have a need to seek capital from other resources such as private placements in the Company's common stock or debt financing, which may not even be available to the Company. However, if such financing were available, because we are a development stage company with no or limited operations to date, it would likely have to pay additional costs associated with such financing and in the case of high risk loans be subject to an above market interest rate. At such time these funds are required, management would evaluate the terms of such financing. If the company cannot raise additional proceeds via such financing, it would be required to cease business operations.

Over the next twelve months, we intend to introduce two initial products: 1) eDrive, a web and email based rich media application that allows clients to push rich media marketing material to its customers with a fully integrated back end including business analytics and 2) iDrive, a software development tool that builds iPhone, iPad and smart phone applications designed to access and view rich media managed by eDrive. These applications, once developed, can easily be branded by the client using the client's logo and color scheme.

The first phase of our planned operations over this period would be to develop and beta test our eDrive software solution. Upon completion of our Beta testing we intend to enter into a licensing agreement with a major film studio and a financial institution. Simultaneously we will develop our product website that will include a training component for clients.

The Company will retain consultants to develop its brand including packaging for its products, website and outsource programming for development of its eDrive software for its planned initial products. We have budgeted $170,000 to develop eDrive software. Software development expense will include Beta testing eDrive, expanding the database to accept additional data types and enhancing "push technology to include imbedded graphical designs, The Company feels that within 150 days of the date of this offering it plans to launch its product package design, initial website development, logo development, beta testing of the eDrive product and it is our hope to enter into a licensing agreement with a major studio and a financial institute.

The Company has budgeted $149,550 for Sales and Marketing expense which includes $10,000 for logo development, $30,000 for brochure and print publication, $35,050 for advertising and $54,000 for sales commissions. In addition, the Company has budgeted website development cost of $20,000, website hosting cost of $500. The Company anticipates that within 150 days of this offering the Company's BETA Web site and initial product offering will be launched and the Company will begin advertising. We do not anticipate further expenses for website development.

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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

As a "smaller reporting company," as defined in Rule 12b-2 of the Exchange Act, we are not required to provide the information called for by this Item.

Item 8. Financial Statements and Supplementary Data.

Bookedbyus Inc.

Financial Statements

(Expressed in U.S. Dollars)

For the year ended August 31, 2015 and 2014

(Audited)

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders

Bookedbyus, Inc.

Los Angeles, California

We have audited the accompanying balance sheets of Bookedbyus, Inc. (the "Company") as of August 31, 2015 and 2014 and the related statements of operations, stockholders' deficit and cash flows for each of the years ended August 31, 2015 and 2014. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform an audit to obtain reasonable assurance about whether the financial statements are free of material misstatements. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Bookedbyus, Inc. as of August 31, 2015 and 2014 and the result of its operations and its cash flows for each of the years ended August 31, 2015 and 2014, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company incurred net losses and has a working capital deficit, which raises substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ MaloneBailey, LLP

www.malonebailey.com

Houston, Texas

December 15, 2015

Bookedbyus Inc.

Balance Sheets

(Expressed in U.S. Dollars)

	August 31, 2015	August 31, 2014

Assets

Current assets
Cash and cash equivalents	$515	$331
Total current assets	515	331

Total Assets	$515	$331

Liabilities and Stockholders' Deficit

Current liabilities
Accounts payable and accrued liabilities (Note 4)	$83,406	$34,428
Due to related parties (Note 5)	36,900	17,200

Total current liabilities	120,306	51,628

Total Liabilities	120,306	51,628

Stockholders' deficit
Capital stock (Note 6)
Authorized
75,000,000 of common shares, par value $0.001
Issued and outstanding
22,170,000 common shares issued and outstanding (2014 – 22,170,000), par value $0.001	22,170	22,170
Additional paid-in capital	86,180	86,180
Accumulated deficit	(228,141)	(159,647)

Total stockholders' deficit	(119,791)	(51,297)

Total Liabilities and Stockholders' Deficit	$515	$331

The accompanying notes are an integral part of these financial statements.

Bookedbyus Inc.

Statements of Operations

(Expressed in U.S. Dollars)

	For the year ended August 31, 2015	For the year ended August 31, 2014

Revenue	$-	$-

Expenses
Amortization	-	500
Professional fees	14,500	13,500
General and administrative	5,994	5,032
Management fees (Note 5)	24,000	16,000
Rent (Note 5 & 9)	24,000	16,000
Loss on impairment of assets	-	3,167

Total expenses	68,494	54,199

Net loss	$(68,494)	$(54,199)

Basic and diluted loss per common share	$(0.00)	$(0.00)

Weighted average number of common shares - basic	22,170,000	22,170,000

The accompanying notes are an integral part of these financial statements.

Bookedbyus Inc.

Statements of Stockholders' Deficit

(Expressed in U.S. Dollars)

	Number of shares issued	Common stock	Additional paid-in capital	Accumulated deficit	Stockholders' deficit
		$	$	$	$
Balance at August 31, 2013	22,170,000	22,170	86,180	(105,448)	2,902
Net loss for the year	-	-	-	(54,199)	(54,199)
Balance at August 31, 2014	22,170,000	22,170	86,180	(159,647)	(51,297)

Net loss for the year	-	-	-	(68,494)	(68,494)
Balance at August 31, 2015	22,170,000	22,170	86,180	(228,141)	(119,791)

The accompanying notes are an integral part of these financial statements.

Bookedbyus Inc.

Statements of Cash Flow

(Expressed in U.S. Dollars)

	For the year ended August 31, 2015	For the year ended August 31, 2014

Cash flows from operating activities
Net loss	$(68,494)	$(54,199)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	-	500
Loss on impairment of asset	-	3,167
Changes in operating assets and liabilities
Increase in accounts payable and accrued liabilities	48,978	33,228

Cash flows used in operating activities	(19,516)	(17,304)

Cash flows from financing activities
Increase in due to related parties	19,700	17,200

Cash provided by financing activities	19,700	17,200

Net increase (decrease) in cash	184	(104)

Cash and cash equivalents, beginning of period	331	435

Cash and cash, end of period	$515	$331

Supplemental disclosures of cash flow information
Cash paid for interest	$-	$-
Cash paid for income taxes	-	-

The accompanying notes are an integral part of these financial statements.

Bookedbyus Inc.

Notes to Financial Statements

(Expressed in U.S. Dollars)

For the years ended August 31, 2015 and 2014

1.	Nature and Continuance of Operations

Bookedbyus Inc. (the "Company") was incorporated under the laws of the State of Nevada on December 27, 2007. The Company will carry on the business of computer software sales and marketing when all financing is in place.

In the opinion of the management, all normal recurring adjustments which are necessary for a fair presentation of financial statements of the results for the year ended August 31, 2015, have been included.

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

The Company's financial statements as at August 31, 2015 and for the year then ended have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. The Company has a loss of $68,494 for the year ended August 31, 2015 and $54,199 for the year ended August 31, 2014 and $228,052 from inception on December 27, 2007 to August 31, 2015 and has a working capital deficit of $119,791 at August 31, 2015 (2014 – $51,297). These conditions raise substantial doubt as to the Company's ability to continue as a going concern.

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

As at August 31, 2015, the Company was not engaged in continued business and has had significant expenses from development stage activities. Although management is currently attempting to implement its business plan and is seeking additional sources of financing, there is no assurance the activity will be successful. Accordingly, the Company must rely on its president to perform essential functions without compensation until a business operation can be commenced. These factors raise substantial doubt about the ability of the Company to continue as a going concern. The financial statements do not include any adjustments that may result from the outcome of this uncertainty.

Bookedbyus Inc.

Notes to Financial Statements

(Expressed in U.S. Dollars)

For the years ended August 31, 2015 and 2014

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

For the years ended August 31, 2015 and 2014

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

As at August 31, 2015, the fair value of cash and cash equivalents and accounts payable approximates carrying value because of their short maturities.

Credit Risk

Financial instruments that potentially subject the Company to credit risk consist of cash and cash equivalents. The Company deposits cash and cash equivalents with high credit quality financial institutions as determined by rating agencies

Currency Risk

The Company's assets and liabilities are in U.S. dollar, which is the Company's functional and presentation currency. The Company has no transactions in currencies other than U.S. dollar. As a result, foreign currency risk is insignificant.

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

For the years ended August 31, 2015 and 2014

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

The Company management has agreed to impair the license agreement with Digital Programma, due to the lack of visibility of the Company's ability to generate any future economic benefit from the use of license as well as lack of capital funds and timelines. This resulted in an impairment loss of $3,167 during the year ended August 31, 2014.

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

For the years ended August 31, 2015 and 2014

2.	Significant Accounting Policies (Continued)

Comprehensive loss

ASC 220, "Comprehensive Income", establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. As at August 31, 2015, the Company has no items that represent a comprehensive loss and, therefore, has not included a schedule of comprehensive loss in the financial statements.

Start-up expenses

The Company has adopted ASC 720-15, "Start-Up Costs", which requires that costs associated with start-up activities be expensed as incurred. Accordingly, start-up costs associated with the Company's formation have been included in the Company's general and administrative expenses for the period from the date of inception on December 27, 2007 to August 31, 2015.

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

For the years ended August 31, 2015 and 2014

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

The Company management has agreed to impair the license agreement with Digital Programma, due to the lack of capital funds and timelines. This resulted in an impairment loss of $3,167 during the year ended August 31, 2014.

4.	Accounts Payable and Accrued Liabilities

Accounts payable and accrued liabilities are non-interest bearing, unsecured and have settlement dates within one year.

Bookedbyus Inc.

Notes to Financial Statements

(Expressed in U.S. Dollars)

For the years ended August 31, 2015 and 2014

5.	Due to Related Parties and Related Party Transactions

During the years ended August 31, 2015 and 2014, related party stockholder of the Company has provided a series of loans, totaling $36,900 (2014 - $17,200), for working capital purposes. These amount are unsecured, interest-free and due on demand.

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

Bookedbyus Inc.

Notes to Financial Statements

(Expressed in U.S. Dollars)

For the years ended August 31, 2015 and 2014

6.	Capital Stock (Continued)

Issued and outstanding

The Company had 22,170,000 common shares issued and outstanding as at August 31, 2015 and 2014.

7.	Income Taxes

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

As of August 31, 2015 and 2014, the Company had net operating loss carry forwards of $228,141 and $159,647 that may be available to reduce future years' taxable income through 2015. Future tax benefits which may arise as a result of these losses have not been recognized in these financial statements, as their realization is determined not likely to occur and accordingly, the Company has recorded a valuation allowance for the deferred tax asset relating to these tax loss carry-forwards. Net operation losses will begin to expire in 2030.

Components of net deferred tax assets, including a valuation allowance, are as follows at August 31, 2015 and 2014:

	2015	2014
Deferred tax assets:
Net operating loss carry forward	79,849	55,876
Less: valuation allowance	(79,849)	(55,876)
Net deferred tax assets	-	-

The valuation allowance for deferred tax assets for the year ending August 31, 2015 was $79,849 as compared to $55,876 for the year ending August 31, 2014. In assessing the recovery of the deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income in the periods in which those temporary differences become deductible. Management considers the scheduled reversals of future deferred tax assets, projected future taxable income, and tax planning strategies in making this assessment. As a result, management determined it was more likely than not the deferred tax assets would not be realized as of August 31, 2015.

Bookedbyus Inc.

Notes to Financial Statements

(Expressed in U.S. Dollars)

For the years ended August 31, 2015 and 2014

7.	Income Taxes (Continued)

The provision for income taxes differs from the amount computed by applying the statutory federal income tax rate to income before provision for income taxes. The sources and tax effects of the differences are as follows:

U.S federal statutory rate (35.0%)

Valuation reserve 35.0%

Total -%

At August 31, 2015, we had an unused net operating loss carryover approximating $228,141 that is available to offset future taxable income which expires beginning 2030.

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

For the years ended August 31, 2015 and 2014

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

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None

Item 9A. Controls and Procedures.

The management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting, as required by Sarbanes-Oxley (SOX) Section 404 A. The Company's internal control over financial reporting is a process designed under the supervision of the Company's Chief Executive Officer and Chief Financial Officer to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the Company's financial statements for external purposes in accordance with U.S. generally accepted accounting principles.

Management assessed the effectiveness of the Company's internal control over financial reporting based on the criteria for effective internal control over financial reporting established in SEC guidance on conducting such assessments as of the end of the period covered by this report. Management conducted the assessment based on certain criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management concluded that our internal control over financial reporting was not effective as of August 31, 2015.

The matters involving internal controls and procedures that the Company's management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (1) lack of a functioning audit committee and lack of a majority of outside directors on the Company's board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (2) inadequate segregation of duties consistent with control objectives resulting in a lack of multiple levels of supervision and review; (3) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of US GAAP and SEC disclosure requirements; and (4) ineffective controls over period end financial disclosure and reporting processes. The aforementioned material weaknesses were identified by the Company's Chief Financial Officer in connection with the audit of our financial statements as of August 31, 2015 and communicated the matters to our management.

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

This annual report does not include an attestation report of the company's registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the company's registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management's report in this annual report.

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

None

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Identification of directors and executive officers

Our sole director serves until his successor is elected and qualified. Our officers are elected by the Board of Directors to a term of one (1) year and serves until their successor(s) is duly elected and qualified, or until they are removed from office. The Board of Directors has no nominating or compensation committees. The company's current Audit Committee consists of our officers and sole director.

The name, address, age and position of our present sole officer and director is set forth below:

Name	Age	Position(s)
Fred Person[1]	66	President, Treasurer, Chief Financial Officer and Chairman of the Board of Directors.

Susan Fox[2]	59	Secretary

David Batrick[3]	50	President, Secretary, Treasurer, Director

________________

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

Our sole director and officers do not hold positions on the board of directors of any other U.S. reporting companies and has no affiliation with any company that has filed for bankruptcy within the last five years. The Company is not aware of any proceedings to which any of the Company's officers or directors, or any associate of any such officer or director, is a party adverse to the Company or any of the Company's subsidiaries or has a material interest adverse to it or any of its subsidiaries.

The Company believes that Mr. Person's and Ms. Fox's business experience and their entrepreneurial success make them well suited to serve as our officers and director.

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

Item 11. Executive Compensation.

The table below summarizes all compensation awarded to, earned by, or paid to our named executive officers and director for all services rendered in all capacities to us for the period from inception through August 31, 2015.

	SUMMARY COMPENSATION TABLE
Name and principal position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
David Batrick	2007	0	0	0	0	0	0	0	0
	2008	0	0	0	0	0	0	0	0
	2009	0	0	0	0	0	0	0	0

Fred Person[1] President	2009	0	0	0	0	0	0	0	0
	2010	12,000	0	0	0	0	0	0	12,000
	2011	0	0	0	0	0	0	0	0
	2012	0	0	0	0	0	0	0	0
	2013	0	0	0	0	0	0	0	0
	2014	0	0	0	0	0	0	0	0
	2015	0	0	0	0	0	0	0	0

Susan Fox[2] Secretary	2008	8,000	0	0	0	0	0	0	8,000
	2009	12,000	0	0	0	0	0	0	12,000
	2010	0	0	0	0	0	0	0	0
	2011	0	0	0	0	0	0	0	0
	2012	0	0	0	0	0	0	0	0
	2013	0	0	0	0	0	0	0	0
	2014	0	0	0	0	0	0	0	0
	2015	0	0	0	0	0	0	0	0

________________

1 As at August 31, 2015, the amounts due to related parties consist of $nil (2014 - $nil) payable to a director of the Company. On March 31, 2011, the Company settled the balance due in the amount of $14,475 by issuing 2,895,000 common shares of the Company valued at $0.005 per common share to this director of the Company (Note 6). This balance is non-interest bearing, unsecured and has no fixed terms of repayment.

2 As at August 31, 2014, the amounts due to related parties consist of $nil (2013 - $nil) payable to a former director of the Company. On March 31, 2011, the Company settled the balance due in the amount of $21,775 by issuing 4,355,000 common shares of the Company valued at $0.005 per common share to this former officer and director of the Company (Note 6). This balance is non-interest bearing, unsecured and has no fixed terms of repayment. As at August 31, 2014, the amounts due to related parties consist of $nil (2013 - $ nil) payable to a company with an officer in common. On March 31, 2011, the Company settled the balance due in the amount of $9,100 by issuing 1,820,000 common shares of the Company valued at $0.005 per common share to this company with an officer in common (Note 6). This balance is non-interest bearing, unsecured and has no fixed terms of repayment.

During the stages of formation and development, the Company agreed to pay management fees to its executive officers. The Company arbitrarily determined $1,000 per month was reasonable. No written agreement exists. We did not agree to pay nor did we accrue any salaries in 2011, 2012, 2013, 2014 and 2015. We do not anticipate beginning to pay salaries until we have adequate funds to do so. There are no other stock option plans, retirement, pension, or profit sharing plans for the benefit of our officer and director other than as described herein.

Outstanding Equity Awards at Fiscal Year-End

The table below summarizes all unexercised options, stock that has not vested, and equity incentive plan awards for each named executive officer as of August 31, 2015.

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

There were no grants of stock options since inception to the date of this Form 10-K.

We do not have any long-term incentive plans that provide compensation intended to serve as incentive for performance.

The Board of Directors of the Company has not adopted a stock option plan. The company has no plans to adopt it but may choose to do so in the future. If such a plan is adopted, this plan may be administered by the board or a committee appointed by the board (the "Committee"). The committee would have the power to modify, extend or renew outstanding options and to authorize the grant of new options in substitution therefore, provided that any such action may not impair any rights under any option previously granted. Bookedbyus may develop an incentive based stock option plan for its officers and directors and may reserve up to 10% of its outstanding shares of common stock for that purpose.

Stock Awards Plan

The company has not adopted a Stock Awards Plan, but may do so in the future. The terms of any such plan have not been determined.

Director Compensation

The table below summarizes all compensation awarded to, earned by, or paid to our directors for all services rendered in all capacities to us for the period from inception (December 27, 2007) through August 31, 2015:

DIRECTOR COMPENSATION
Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Non-Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
David Batrick	0	0	0	0	0	0	0
Fred Person	0	0	0	0	0	0	0

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth, as of the date of this prospectus, the total number of shares owned beneficially by our sole officer and director, and key employees, individually and as a group, and the present owners of 5% or more of our total outstanding shares. The table also reflects what this ownership will be assuming completion of the sale of all shares in this offering. The stockholder listed below has direct ownership of her shares and possesses sole voting and dispositive power with respect to the shares. The percent of class is based on 22,170,000 shares of common stock issued and outstanding as of August 31, 2015.

Title of Class	Name and Address Beneficial Owner [1]	Amount and Nature of Beneficial Owner	Percent of Class

Common Stock	Fred Person	11,795,000	53.2
Common Stock	Susan Fox [2]	4,455,000	20.0
Common Stock	CWB Inc. [3]	1,820,000	8.2
Common Stock	All Officers and Directors as a Group (2 persons)	18,070,000	81.5

_______________

[1]

The person named above may be deemed to be a "parent" and "promoter" of our company, within the meaning of such terms under the Securities Act of 1933, as amended, by virtue of his direct and indirect stock holdings. Mr. Person and Ms. Fox are the only "promoter" of our company.

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

Item 13. Certain Relationships and Related Transactions, and Director Independence.

During the years ended August 31, 2015 and 2014, a related party shareholder of the Company has provided a series of loan, totaling $36,900 (2014 - $17,200), for working capital purposes. These amount are unsecured, interest-free and due on demand.

Item 14. Principal Accounting Fees and Services.

During the fiscal year ended August 31, 2014 we incurred approximately $13,000, in fees to our principal independent accountants for professional services rendered in connection with audit fees. During the fiscal year ended August 31, 2015, we incurred approximately $14,168, in fees to our principal independent accountants for audit fees.

During the fiscal year ended August 31, 2015 we did not incur any other fees for professional services rendered by our principal independent accountants for all other non-audit services which may include, but not limited to, tax related services, actuarial services or valuation services.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

The following exhibits are incorporated into this Form 10-K Annual Report:

Exhibit No.	Description

3.1	Articles of Incorporation [1]

3.2	By-Laws of Bookedbyus Inc. [2]

23.1	Consent of Independent Registered Public Accounting Firm

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a–14(a) or 15d-14(a) of the Securities Exchange Act of 1934

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934*

32.1	Certification of Chief Executive Officer under Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer under Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**

________________

[1] Incorporated by reference from the Company's S-1 filed with the Commission on September 9, 2011.

[2] Incorporated by reference from the Company's S-1 filed with the Commission on September 9, 2011.

* Included in Exhibit 31.1

** Included in Exhibit 32.1

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Bookedbyus Inc.

Dated: December 15, 2015	By	/s/ Fred Person
Fred Person
President and Director Principal Executive Officer Principal Financial Officer Principal Accounting Officer

