Form 10-Q
period 2015-11-30
Bookedbyus Inc.
filed 2016-01-19
CIK 1528697

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2015

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes    ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☒ Yes    ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act:

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.As of January 19, 2016, we had 22,170,000 shares of common stock outstanding.

2

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

Bookedbyus, Inc.

Financial Statements

(Expressed in U.S. Dollars)

For the three month periods ended November 30, 2015 and 2014

(Unaudited)

Bookedbyus, Inc.

Balance Sheets

(Expressed in U.S. Dollars)

(Unaudited)

	November 30, 2015	August 31, 2015

Assets

Current assets
Cash and cash equivalents	$5,159	$515
Total current assets	5,159	515

Total Assets	$5,159	$515

Liabilities and Stockholders' Deficit

Current liabilities
Accounts payable and accrued liabilities (Note 3)	$4,099	$3,132
Accounts payable due to related parties (Note 4)	92,274	80,274
Advances due to related parties (Note 4)	42,900	36,900

Total current liabilities	139,273	120,306

Total Liabilities	139,273	120,306

Stockholders' deficit
Capital stock (Note 5)
Authorized
75,000,000 of common shares, par value $0.001	-	-
Issued and outstanding
22,170,000 common shares issued and outstanding (August 31, 2015 – 22,170,000), par value $0.001	22,170	22,170
Additional paid-in capital	86,180	86,180
Accumulated deficit	(242,464)	(228,141)

Total stockholders' deficit	(134,114)	(119,791)

Total Liabilities and Stockholders' Deficit	$5,159	$515

The accompanying notes are an integral part of these unaudited financial statements.

Bookedbyus, Inc.

Statements of Operations

(Expressed in U.S. Dollars)

(Unaudited)

	For the three month period ended November 30, 2015	For the three month period ended November 30, 2014

Revenue	$-	$-

Expenses
Professional fees	-	5,500
General and administrative	2,323	468
Management fees (Note 4)	6,000	6,000
Rent (Notes 4 & 6)	6,000	6,000

Total expenses	14,323	17,968

Net loss	$(14,323)	$(17,968)

Basic and diluted loss per common share	$(0.00)	$(0.00)

Weighted average number of common shares - basic	22,170,000	22,170,000

The accompanying notes are an integral part of these unaudited financial statements.

Bookedbyus, Inc.

Statements of Stockholders' Deficit

For the three month period ended November 30, 2015 and 2014

(Expressed in U.S. Dollars)

(Unaudited)

	Number of shares issued	Capital stock	Additional paid-in capital	Accumulated deficit	Stockholders' deficit

Balance at August 31, 2014	22,170,000	22,170	86,180	(159,647)	(51,297)
Net loss for the period	-	-	-	(17,968)	(17,968)
Balance at November 30, 2014	22,170,000	22,170	86,180	(177,615)	(69,265)

Balance at August 31, 2015	22,170,000	22,170	86,180	(228,141)	(119,791)
Net loss for the period	-	-	-	(14,323)	(14,323)
Balance at November 30, 2015	22,170,000	22,170	86,180	(242,464)	(134,114)

The accompanying notes are an integral part of these unaudited financial statements.

Bookedbyus, Inc.

Statements of Cash Flow

(Expressed in U.S. Dollars)

(Unaudited)

	For the three month period ended November 30, 2015	For the three month period ended November 30, 2014

Cash flows from operating activities
Net loss	$(14,323)	$(17,968)
Changes in operating assets and liabilities
Accounts payable and accrued liabilities	967	(856)
Accounts payable to related parties	12,000	12,000

Cash flows used in operating activities	(1,356)	(6,824)

Cash flows from financing activities
Advances from related parties	6,000	7,700

Cash flows provided by financing activities	6,000	7,700

Net increase in cash	4,644	876

Cash and cash equivalents, beginning of period	515	331

Cash and cash equivalents, end of period	$5,159	$1,207

Supplemental disclosures of cash flow information
Cash paid for interest	$-	$-
Cash paid for income taxes	-	-

The accompanying notes are an integral part of these unaudited financial statements.

Bookedbyus, Inc.

Notes to Financial Statements

(Expressed in U.S. Dollars)

For the three month periods ended November 30, 2015 and 2014

(Unaudited)

1. Nature and Continuance of Operations

Bookedbyus Inc. (the "Company") was incorporated under the laws of the State of Nevada on December 27, 2007. The Company will carry on the business of computer software sales and marketing when all financing is in place.

The accompanying unaudited interim financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission, and should be read in conjunction with the audited financial statements and notes thereto contained in the Company's Annual Report on Form 10-K filed with the SEC. In the opinion of the management, all normal recurring adjustments which are necessary for a fair presentation of financial statements of the results for the interim period November 30, 2015, have been included. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year or for any future period. Notes to the financial statements which would substantially duplicate the disclosure contained in the audited financial statements for fiscal 2015 as reported in the Form 10K have been omitted. Certain prior period amounts have been reclassified to conform to current period presentation.

The Company's financial statements as of November 30, 2015 and for the three months then ended have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. The Company has a loss of $14,323 for the three months period ended November 30, 2015 and $17,968 for the three months period ended November 30, 2014 and has a working capital deficit of $134,114 at November 30, 2015 (August 31, 2015 – $119,791). These conditions raise substantial doubt as to the Company's ability to continue as a going concern.

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

As at November 30, 2015, the Company was not engaged in continued business and has had significant expenses from development stage activities. Although management is currently attempting to implement its business plan and is seeking additional sources of financing, there is no assurance the activity will be successful. Accordingly, the Company must rely on its president to perform essential functions without compensation until a business operation can be commenced. These factors raise substantial doubt about the ability of the Company to continue as a going concern. The financial statements do not include any adjustments that may result from the outcome of this uncertainty.

Bookedbyus, Inc.

Notes to Financial Statements

(Expressed in U.S. Dollars)

For the three month periods ended November 30, 2015 and 2014

(Unaudited)

2. License

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

The Company management has agreed to impair the license agreement with Digital Programma, due to the lack of capital funds and timelines, during fiscal 2014. This resulted in an impairment loss of $3,167 during the year ended August 31, 2014.

3. Accounts Payable and Accrued Liabilities

Accounts payable and accrued liabilities are non-interest bearing, unsecured and have settlement dates within one year.

4. Due to Related Parties and Related Party Transactions

During the three months period ended November 30, 2015, the Company accrued management fees in the amount of $6,000 (2014 - $ 6,000) to a director and officer of the Company. The outstanding balance of management fees payable was $46,274 and $40,274 as of November 30, 2015 and August 31, 2015, respectively.

During the three months period ended November 30, 2015, the Company accrued rent expense in the amount of $6,000 (2014 - $ 6,000) to a company with an officer in common. The outstanding balance of rent payable was $46,000 and $40,000 as of November 30, 2015 and August 31, 2015, respectively.

As of November 30, 2015, a related party of the Company has provided a series of advances, totaling $42,900 (August 31, 2015-$36,900), for working capital purposes. These amount are unsecured, interest-free and due on demand.

Bookedbyus, Inc.

Notes to Financial Statements

(Expressed in U.S. Dollars)

For the three month periods ended November 30, 2015 and 2014

(Unaudited)

5. Capital Stock

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

Issued and outstanding

The Company had 22,170,000 common shares issued and outstanding as at November 30, 2015 and 2014 and August 31, 2015.

6. Contracts Under Commitment

The Company has leased an office in Los Angeles California from a related party (see Note 4) for a period of twelve months commencing January 1, 2014. The office is located at Suite 101, 619 S. Ridgley Los Angeles CA 90036 and the rent of $2,000 per month is due on the first calendar day of each month. This twelve month term automatically renews if no written notice of termination is given 30 days prior to the end on each term. The landlord agrees to accept either cash or shares as settlement for each months' rent. The landlord will defer rent in lieu of shares at $0.10 a share as per the Registration Statement or cash. As a concession for this deferment, the landlord will charge an additional 20% per month for each month deferred. (ie. $400 or 4,000 shares at $0.10 per share.)

Both parties agree to the deferment schedule being at the end of the term. All deferred rent subject to the additional 20% charge per month will be collectable only at the end of the term

The company has entered into a consulting agreement with Brad Kersch for marketing and business consulting. The term of the agreement is one year beginning January 1, 2014. Consideration for such consulting services is $2,000 per month payable in cash or common shares, at the Company's election. The Consultant agrees to accept either cash or shares as settlement for each months' pay. The Consultant agrees to defer payments in lieu of shares at $0.10 a share as per the Registration Statement. As a concession for this deferment, the Consultant will charge an additional 20% per month for each month deferred. (ie. $400 or 4,000 shares at $0.10 per share.)

Both parties agree to the deferment schedule being at the end of the term. All deferred consulting fees subject to the additional 20% charge per month will be collectable only at the end of the term.

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

Bookedbyus Inc. is a development stage company, which was formed on December 27, 2007. We have commenced only limited operations, primarily focused on organizational matters in connection with this offering. The Company has not yet implemented its business model.

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

As at November 30, 2015, the Company was not engaged in continued business but had made a modest profit from a consulting project and had significant expenses from development stage activities. Although management is currently attempting to implement its business plan and is seeking additional sources of financing, there is no assurance the activity will be successful. Accordingly, the Company must rely on its president to perform essential functions without compensation until a business operation can be commenced. These factors raise substantial doubt about the ability of the Company to continue as a going concern. The financial statements do not include any adjustments that may result from the outcome of this uncertainty.

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

As of November 30, 2015, we had $5,159 in cash as compared to $515 as at August 31, 2015. As of the date of this Form 10-Q, the current funds available to the Company will not be sufficient to fund the expenses related to the implementation of our business and continue maintaining a reporting status. The Company's sole officer and director, Mr. Person has indicated that he may be willing to provide a maximum of $20,000, required to maintain the reporting status, in the form of a non-secured loan for the next twelve months as the expenses are incurred if no other proceeds are obtained by the Company. However, there is no contract or written agreement in place.

We do not anticipate researching any further products nor the purchase or sale of any significant equipment. We also do not expect any significant additions to the number of employees.

Results of Operations

At November 30, 2015, the Company was not engaged in continued business and has been primarily involved in development stage activities to date. There is minimal historical operational information about us on which to base an evaluation of our performance. We have been in existence since December 27, 2007, and entered into a licensing agreement with Digital Programa, Inc. on January 1, 2011. We are a development stage company with minimal operations. Due to a lack of funding, we have not implemented our business operations. We cannot guarantee we will be successful in our business operations. Our business is subject to risks inherent in the establishment of a new business enterprise, including limited capital resources, and possible delays in our planned product development.

We had $nil in revenue for the three month period ended November 30, 2015 as compared to revenue for three month period ended November 30, 2014 of $nil.

Total expenses in the three month period ended November 30, 2015 were $14,323 as compared to total expenses for the three month period ended November 30, 2013 of $17,968 resulting in a net loss for the three month period ended November 30, 2015 of $14,323 as compared to a net loss of $17,968 for the fiscal year ended November 30, 2014. The net loss for the three month period ended November 30, 2015 is a result of Professional fees of $nil, General and administrative expense of $2,323, Management fees of $6,000 and Rent of $6,000 as compared to the net loss for the three month period ended November 30, 2014 of $17,968 is a result of Professional fees of $5,500 comprised of legal and accounting fees, General and administrative expense of $468, Management fees of $6,000 and Rent of $6,000.

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

In connection with this quarterly report, as required by Rule 15d-15 under the Securities Exchange Act of 1934, we have carried out an evaluation of the effectiveness of the design and operation of our company's disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our company's management, including our company's principal executive officer and principal financial officer. Based upon that evaluation, our company's principal executive officer and principal financial officer concluded that as of November 30, 2015, our disclosure controls and procedures were not effective due to the existence of material weaknesses in our internal controls over financial reporting.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) or 15d-15(f)) during the quarter ended November 30, 2015 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Item 2. Unregistered Sales of Securities and Use of Proceeds.

None

Item 3. Defaults Upon Senior Securities.

None

Item 4. Mine Safety Diclosure.

None

Item 5. Other Information.

(a) None

Item 6. Exhibits.

The following documents are filed as a part of this report or are incorporated by reference to previous filings, if so indicated:

Exhibit No.	Description

31.1	Section 302 Certification of Fred Person - Director, Chief Executive Office, President, Treasurer, chief financial officer and principal accounting officer of the Company *

32.1	Section 906 Certification of Fred Person - Director, Chief Executive Office, President, Treasurer, chief financial officer and principal accounting officer of the Company *

101	XBRL Interactive Data Files *

_______

*filed herewith

SIGNATURES*

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BOOKEDBYUS INC.

January 19, 2016	By:	/s/ Fred Person
Fred Person
President, Chief Executive Officer (Principal Executive Officer) and Director

