Form 10-Q
period 2016-02-29
Bookedbyus Inc.
filed 2016-04-12
CIK 1528697

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 29, 2016

Commission File Number 333-176705

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. As of April 11, 2016, we had 22,170,000 shares of common stock outstanding.

2

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

Bookedbyus Inc.

Financial Statements

(Expressed in U.S. Dollars)

For the three and six months ended February 29, 2016 and February 28, 2015

(Unaudited)

Bookedbyus Inc.

Balance Sheets

(Expressed in U.S. Dollars)

(Unaudited)

	February 29, 2015	August 31, 2015

Assets

Current assets
Cash and cash equivalents	$79	$515
Total current assets	79	515

Total Assets	$79	$515

Liabilities and Stockholders' Deficit

Current liabilities
Accounts payable and accrued liabilities (Note 4)	$4,566	$3,132
Accounts payable due to related parties (Note 5)	104,274	80,274
Advances due to related parties (Note 5)	49,373	36,900

Total current liabilities	158,213	120,306

Total Liabilities	158,213	120,306

Stockholders' deficit
Capital stock (Note 6)
Authorized 75,000,000 of common shares, par value $0.001	-	-
Issued and outstanding 22,170,000 common shares issued and outstanding (August 31, 2015 – 22,170,000), par value $0.001	22,170	22,170
Additional paid-in capital	86,180	86,180
Accumulated deficit	(266,484)	(228,141)

Total stockholders' deficit	(158,134)	(119,791)

Total Liabilities and Stockholders' Deficit	$79	$515

The accompanying notes are an integral part of these financial statements.

Bookedbyus Inc.

Statements of Operations

(Expressed in U.S. Dollars)

(Unaudited)

	For the three month period ended February 29, 2016	For the three month period ended February 28, 2015	For the six month period ended February 29, 2016	For the six month period ended February 28, 2015

Revenue	$-	$-	$-	$-

Expenses
Professional fees	9,500	4,501	9,500	10,001
General and administrative	2,520	2,082	4,843	2,550
Management fees (Note 5)	6,000	6,000	12,000	12,000
Rent (Note 5 & 8)	6,000	6,000	12,000	12,000

Total expenses	24,020	18,583	38,343	36,551

Net loss	$(24,020)	$(18,583)	$(38,343)	$(36,551)

Basic loss per common share	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average number of common shares - basic	22,170,000	22,170,000	22,170,000	22,170,000

The accompanying notes are an integral part of these financial statements.

Bookedbyus Inc.

Statements of Stockholders' Deficit

For the six month periods ended February 29, 2016 and February 28, 2015

(Expressed in U.S. Dollars)

(Unaudited)

	Number of shares issued	Capital stock	Additional paid-in capital	Accumulated deficit	Stockholders' deficit

Balance at August 31, 2014	22,170,000	$22,170	$86,180	$(159,647)	$(51,297)
Net loss for the period	-	-	-	(36,551)	(36,551)
Balance at February 28, 2015	22,170,000	22,170	86,180	(196,198)	(87,848)

Balance at August 31, 2015	22,170,000	22,170	86,180	(228,141)	(119,791)
Net loss for the period	-	-	-	(38,343)	(38,343)
Balance at February 29, 2016	22,170,000	$22,170	$86,180	$(266,484)	$(158,134)

The accompanying notes are an integral part of these financial statements.

Bookedbyus Inc.

Statements of Cash Flow

(Expressed in U.S. Dollars)

(Unaudited)

	For the six month period ended February 29, 2016	For the six month period ended February 28, 2015

Cash flows from operating activities
Net loss	$(38,343)	$(36,551)
Changes in operating assets and liabilities
Increase in accounts payable and accrued liabilities	1,434	24,239
Increase in accounts payable due to related parties	24,000	-

Net cash used in operating activities	(12,909)	(12,312)

Cash flows from financing activities
Advances due to related parties	12,473	14,700

Net cash provided by financing activities	12,473	14,700

Net (decrease) increase in cash	(436)	2,388

Cash and cash equivalents, beginning of period	515	331

Cash and cash equivalents, end of period	$79	$2,719

Supplemental disclosures of cash flow information:
Cash paid for interest	$-	$-
Cash paid for income taxes	-	-

The accompanying notes are an integral part of these financial statements.

Bookedbyus Inc.

Notes to Financial Statements

(Expressed in U.S. Dollars)

For the three and six months ended February 29, 2016 and February 28, 2015

(Unaudited)

1.	Nature and Continuance of Operations

Bookedbyus Inc. (the "Company") was incorporated under the laws of the State of Nevada on December 27, 2007. The Company will carry on the business of computer software sales and marketing when all financing is in place.

The accompanying unaudited interim financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission, and should be read in conjunction with the audited financial statements and notes thereto contained in the Company's Annual Report on Form 10-K filed with the SEC. In the opinion of the management, all normal recurring adjustments which are necessary for a fair presentation of financial statements of the results for the interim period February 29, 2016, have been included. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year or for any future period. Notes to the financial statements which would substantially duplicate the disclosure contained in the audited financial statements for fiscal 2015 as reported in the Form 10-K have been omitted. Certain prior period amounts have been reclassified to conform to current period presentation.

The Company's financial statements as at February 29, 2016 and for the period then ended have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. The Company has a loss of $38,343 for the six months ended February 29, 2016 and $36,551 for the six months ended February 28, 2015 and has a working capital deficit of $158,134 at February 29, 2016 (August 31, 2015 – $119,791). These conditions raise substantial doubt as to the Company's ability to continue as a going concern.

Management cannot provide assurance that the Company will ultimately achieve profitable operations or become cash flow positive, or raise additional debt and/or equity capital. Management believes that the Company's capital resources should be adequate to continue operating and maintaining its business strategy during the fiscal year ended August 31, 2016. However, if the Company is unable to raise additional capital in the near future, due to the Company's liquidity problems, management expects that the Company will need to curtail operations, liquidate assets, seek additional capital on less favorable terms and/or pursue other remedial measures. These financial statements do not include any adjustments related to the recoverability and classification of assets or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

As at February 29, 2016, the Company was not engaged in continued business, and has had significant expenses from development stage activities. Although management is currently attempting to implement its business plan and is seeking additional sources of financing, there is no assurance the activity will be successful. Accordingly, the Company must rely on its president to perform essential functions without compensation until a business operation can be commenced. The financial statements do not include any adjustments that may result from the outcome of this uncertainty.

Bookedbyus Inc.

Notes to Financial Statements

(Expressed in U.S. Dollars)

For the three and six months ended February 29, 2016 and February 28, 2015

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

The Company management impaired the license agreement with Digital Programma, due to the lack of capital funds and timelines, as of August 31, 2014. This resulted in an impairment loss of $3,167 during the year ended August 31, 2014.

3.	Accounts Payable and Accrued Liabilities

Accounts payable and accrued liabilities are non-interest bearing, unsecured and have settlement dates within one year.

4.	Due to Related Parties and Related Party Transactions

During the six month period ended February 29, 2016, the Company accrued management fees in the amount of $12,000 (2015 - $ 12,000) to a director and officer of the Company. The outstanding balance of management fees payable was $52,274 and $40,274 as of February 29, 2016 and August 31, 2015, respectively.

During the six month period ended February 29, 2016, the Company accrued rent expense in the amount of $12,000 (2015 - $12,000) to a company with an officer in common. The outstanding balance of rent payable was $52,000 and $40,000 as of February 29, 2016 and August 31, 2015, respectively.

As at February 29, 2016, related party of the Company has provided a series of loans, totaling $49,373, (2015 - $36,900) for working capital purposes. These amount are unsecured, interest-free and due on demand.

Bookedbyus Inc.

Notes to Financial Statements

(Expressed in U.S. Dollars)

For the three and six months ended February 29, 2016 and February 28, 2015

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

Issued and outstanding

The Company had 22,170,000 common shares issued and outstanding as at February 29, 2016 and August 31, 2015.

6.	Contracts Under Commitment

The company has leased an office in Los Angeles California for a period of twelve months commencing January 1, 2014. The office is located at Suite 101, 619 S. Ridgley Los Angeles CA 90036 ($2,000.00 per month) due on the first calendar day of each month. This twelve month term automatically renews if no written notice of termination is given 30 days prior to the end on each term. The landlord agrees to accept either cash or shares as settlement for each months' rent. The landlord will defer rent in lieu of shares at $0.10 a share as per the Registration Statement or cash. As a concession for this deferment, the landlord will charge an additional 20% per month for each month deferred. (i.e. $400.00 or 4000 shares at $0.10 per share.)

Both parties agree to the deferment schedule being at the end of the term. All deferred rent will be subject to the 20% per month will be collectable only at the end of the term

The company has entered into a consulting agreement with Brad Kersch for marketing and business consulting. The term of the agreement is one year beginning January 1, 2014. Consideration for such consulting services is $2,000 per month payable in cash or common shares, at the Company's election. The Consultant agrees to accept either cash or shares as settlement for each months' pay. The Consultant agrees to defer payments in lieu of shares at $0.10 a share as per the Registration Statement. As a concession for this deferment, the Consultant will charge an additional 20% per month for each month deferred. (i.e. $400.00 or 4000 shares at $0.10 per share.)

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

As of February 29, 2016, the Company was not engaged in continued business but had made a modest profit from a consulting project and had significant expenses from development stage activities. Although management is currently attempting to implement its business plan and is seeking additional sources of financing, there is no assurance the activity will be successful. Accordingly, the Company must rely on its president to perform essential functions without compensation until a business operation can be commenced. These factors raise substantial doubt about the ability of the Company to continue as a going concern. The financial statements do not include any adjustments that may result from the outcome of this uncertainty.

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

As of February 29, 2016, we had $79 in cash as compared to $515 as at August 31, 2015. As of the date of this Form 10-Q, the current funds available to the Company will not be sufficient to fund the expenses related to the implementation of our business and continue maintaining a reporting status. The Company's sole officer and director, Mr. Person has indicated that he may be willing to provide a maximum of $20,000, required to maintain the reporting status, in the form of a non-secured loan for the next twelve months as the expenses are incurred if no other proceeds are obtained by the Company. However, there is no contract or written agreement in place.

We do not anticipate researching any further products nor the purchase or sale of any significant equipment. We also do not expect any significant additions to the number of employees.

Results of Operations

At February 29, 2016, the Company was not engaged in continued business and has been primarily involved in development stage activities to date. There is minimal historical operational information about us on which to base an evaluation of our performance. We have been in existence since December 27, 2007, and entered into a licensing agreement with Digital Programa, Inc. on January 1, 2011. We are a development stage company with minimal operations. Due to a lack of funding, we have not implemented our business operations. We cannot guarantee we will be successful in our business operations. Our business is subject to risks inherent in the establishment of a new business enterprise, including limited capital resources, and possible delays in our planned product development.

We had $nil in revenue for the three month periods ended February 29, 2016 and February 29, 2015. Total expenses in the three month period ended February 29, 2016 were $24,020 as compared to total expenses for the three month period ended February 28, 2015 of $18,583 resulting in a net loss for the three month period ended February 29, 2016 of $24,020 as compared to a net loss of $18,583 for the three month period February 28, 2015. The net loss for the three month period ended February 29, 2016 is a result of Professional fees of $9,500 comprised of legal and accounting expense, General and administrative expense of $2,520, Management fees of $6,000 and Rent of $6,000 as compared to the net loss for the three month period ended February 28, 2015 of $18,583 is a result of Professional fees of $4,501 comprised of legal and accounting expense, General and administrative expense of $2,082, Management fees of $6,000 and Rent of $6,000.

Total expenses in the six month period ended February 29, 2016 were $38,343 as compared to total expenses for the six month period ended February 28, 2015 of $36,551 resulting in a net loss for the six month period ended February 29, 2016 of $38,343 as compared to a net loss of $36,551 for the six month period ended February 28, 2015. The net loss for the six month period ended February 29, 2016 is a result of Professional fees of $9,500 comprised of legal and accounting expense, General and administrative expense of $4,843, Management fees of 12,000 and Rent of $12,000 as compared to the net loss for the six month period ended February 38, 2015 of $36,551 is a result of Professional fees of $10,001 comprised of legal and accounting expense, General and administrative expense of $2,550, Management fees of 12,000 and Rent of $12,000.

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

In connection with this quarterly report, as required by Rule 15d-15 under the Securities Exchange Act of 1934, we have carried out an evaluation of the effectiveness of the design and operation of our company's disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our company's management, including our company's principal executive officer and principal financial officer. Based upon that evaluation, our company's principal executive officer and principal financial officer concluded that subject to the inherent limitations noted in this Part II, Item 9A(T) as of February 29, 2016, our disclosure controls and procedures were not effective due to the existence of material weaknesses in our internal controls over financial reporting.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) or 15d-15(f)) during the quarter ended February 29, 2016 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Item 2. Unregistered Sales of Securities and Use of Proceeds.

None

Item 3. Defaults Upon Senior Securities.

None

Item 4. Mine Safety Diclosure.

None

Item 5. Other Information.

(a) None

Item 6. Exhibits.

The following documents are filed as a part of this report or are incorporated by reference to previous filings, if so indicated:

Exhibit No.	Description

31.1	Section 302 Certification of Fred Person - Director, Chief Executive Office, President, Treasurer, chief financial officer and principal accounting officer of the Company *

32.1	Section 906 Certification of Fred Person - Director, Chief Executive Office, President, Treasurer, chief financial officer and principal accounting officer of the Company *

_______________

*	filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BOOKEDBYUS INC.

April 11, 2016	By:	/s/ Fred Person
Fred Person
President, Chief Executive Officer (Principal Executive Officer) and Director

