Form 10-Q
period 2016-05-31
Bookedbyus Inc.
filed 2016-07-15
CIK 1528697

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 31, 2016

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

Large accelerated filer	☐	Non-accelerated filer	☐
Accelerated filer	☐	Smaller reporting company	☒
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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.As of July 14, 2016, we had 22,170,000 shares of common stock outstanding.

2

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements.

Bookedbyus Inc.

Financial Statements

(Expressed in U.S. Dollars)

For the three and nine month periods ended May 31, 2016 and 2015

(Unaudited)

Bookedbyus Inc.

Balance Sheets

(Expressed in U.S. Dollars)

(Unaudited)

	May 31, 2016	August 31, 2015

Assets

Current assets
Cash and cash equivalents	$95	$515
Total current assets	95	515

Total Assets	$95	$515

Liabilities and Stockholders' Deficit

Current liabilities
Accounts payable and accrued liabilities (Note 3)	$3,509	$3,132
Accounts payable due to related parties (Note 4)	116,274	80,274
Advances due to related parties (Note 4)	53,373	36,900
Total current liabilities	173,156	120,306

Total Liabilities	173,156	120,306

Stockholders' deficit
Capital stock (Note 5)
Authorized 75,000,000 of common shares, par value $0.001 Issued and outstanding 22,170,000 common shares issued and outstanding as of May 31, 2016 and August 31, 2015, par value $0.001	22,170	22,170
Additional paid-in capital	86,180	86,180
Accumulated deficit	(281,411)	(228,141)

Total stockholders' deficit	(173,061)	(119,791)

Total Liabilities and Stockholders' Deficit	$95	$515

The accompanying notes are an integral part of these unaudited financial statements.

Bookedbyus Inc.

Statements of Operations

(Expressed in U.S. Dollars)

(Unaudited)

	For the three month period ended May 31, 2016	For the three month period ended May 31, 2015	For the nine month period ended May 31, 2016	For the nine month period ended May 31, 2015

Revenue	$-	$-	$-	$-

Expenses
General and administrative	1,427	1,253	6,270	3,803
Management fees (Note 4)	6,000	6,000	18,000	18,000
Rent (Note 4)	6,000	6,000	18,000	18,000
Professional fees	1,500	1,499	11,000	11,500
Total expenses	(14,927)	(14,752)	(53,270)	(51,303)

Net loss	$(14,927)	$(14,752)	$(53,270)	$(51,303)

Basic loss per common share	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average number of common shares- basic	22,170,000	22,170,000	22,170,000	22,170,000

The accompanying notes are an integral part of these unaudited financial statements.

Bookedbyus Inc.

Statements of Stockholders' Deficit

For the nine month periods ended May 31, 2016 and 2015

(Expressed in U.S. Dollars)

(Unaudited)

	Number of shares issued	Capital stock	Additional paid-in capital	Accumulated deficit	Stockholders' deficit
		$	$	$	$
Balance at August 31, 2014	22,170,000	22,170	86,180	(159,647)	(51,297)
Net loss for the period	-	-	-	(51,303)	(51,303)
Balance at May 31, 2015	22,170,000	22,170	86,180	(210,950)	(102,600)

Balance at August 31, 2015	22,170,000	22,170	86,180	(228,141)	(119,791)
Net loss for the period	-	-	-	(53,270)	(53,270)
Balance at May 31, 2016	22,170,000	22,170	86,180	(281,411)	(173,061)

The accompanying notes are an integral part of these unaudited financial statements.

Bookedbyus Inc.

Statements of Cash Flows

(Expressed in U.S. Dollars)

(Unaudited)

	For the nine month period ended May 31, 2016	For the nine month period ended May 31, 2015

Cash flows from operating activities
Net loss	$(53,270)	$(51,303)
Changes in operating assets and liabilities
Increase in accounts payable and accrued liabilities	377	413
Increase in accounts payable due to related parties	36,000	36,000

Cash flows used in operating activities	(16,893)	(14,890)

Cash flows from financing activities
Advances from related parties	16,473	14,700

Net cash provided by financing activities	16,473	14,700

Net decrease in cash	(420)	(190)

Cash and cash equivalents, beginning of period	515	331

Cash and cash equivalents, end of period	$95	$141

Supplemental disclosure of cash flow information:
Cash paid for interest	$-	$-
Cash paid for income taxes	-	-

The accompanying notes are an integral part of these unaudited financial statements.

Bookedbyus Inc.

Notes to Financial Statements

(Expressed in U.S. Dollars)

For the three and nine month periods ended May 31, 2016 and 2015

(Unaudited)

1.	Nature and Continuance of Operations

Bookedbyus Inc. (the "Company") was incorporated under the laws of the State of Nevada on December 27, 2007. The Company will carry on the business of computer software sales and marketing when all financing is in place.

In the opinion of the management, all normal recurring adjustments which are necessary for a fair presentation of financial statements of the results for the interim period May 31, 2016, have been included.

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

The Company's financial statements as at May 31, 2016 and for the nine months period then ended have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. The Company has a loss of $53,270 for the nine months ended May 31, 2016 and $51,303 for the nine months ended May 31, 2015 and has a working capital deficit of $173,061 at May 31, 2016 (August 31, 2015 - $119,791).These factors raise substantial doubt about the ability of the Company to continue as a going concern.

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

As at May 31, 2016, the Company was not engaged in continued business, and had significant expenses from development stage activities. Although management is currently attempting to implement its business plan and is seeking additional sources of financing, there is no assurance the activity will be successful. Accordingly, the Company must rely on its president to perform essential functions without compensation until a business operation can be commenced. The financial statements do not include any adjustments that may result from the outcome of this uncertainty.

Bookedbyus Inc.

Notes to Financial Statements

(Expressed in U.S. Dollars)

For the three and nine month periods ended May 31, 2016 and 2015

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

4.	Due to Related Parties and Related Party Transactions

During the nine month period ended May 31, 2016, the Company accrued management fees in the amount of $18,000 (2015 - $18,000) to a director and officer of the Company. The outstanding balance of management fees payable was $58,274 and $40,274 as of May 31, 2016 and August 31, 2015, respectively.

During the nine month period ended May 31, 2016, the Company accrued rent expense in the amount of $18,000 (2015 - $18,000) to a company with an officer in common. The outstanding balance of rent payable was $58,000 and $40,000 as of May 31, 2016 and August 31, 2015, respectively.

As at May 31, 2016, related party of the Company has provided a series of loan, totaling $53,373 (August 31, 2015 - $36,900), for working capital purposes. These amount are unsecured, interest-free and due on demand.

Bookedbyus Inc.

Notes to Financial Statements

(Expressed in U.S. Dollars)

For the three and nine month periods ended May 31, 2016 and 2015

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

Issued and outstanding

The Company had 22,170,000 common shares issued and outstanding as at May 31, 2016 and August 31, 2015.

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

As at May 31, 2016, the Company was not engaged in continued business but had made a modest profit from a consulting project and had significant expenses from development stage activities. Although management is currently attempting to implement its business plan and is seeking additional sources of financing, there is no assurance the activity will be successful. Accordingly, the Company must rely on its president to perform essential functions without compensation until a business operation can be commenced. These factors raise substantial doubt about the ability of the Company to continue as a going concern. The financial statements do not include any adjustments that may result from the outcome of this uncertainty.

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

As of May 31, 2016, we had $95 in cash as compared to $515 as at August 31, 2015. As of the date of this Form 10-Q, the current funds available to the Company will not be sufficient to fund the expenses related to the implementation of our business and continue maintaining a reporting status. The Company's sole officer and director, Mr. Person has indicated that he may be willing to provide a maximum of $20,000, required to maintain the reporting status, in the form of a non-secured loan for the next twelve months as the expenses are incurred if no other proceeds are obtained by the Company. However, there is no contract or written agreement in place.

We do not anticipate researching any further products nor the purchase or sale of any significant equipment. We also do not expect any significant additions to the number of employees.

Results of Operations

At May 31, 2016, the Company was not engaged in continued business and has been primarily involved in development stage activities to date. There is minimal historical operational information about us on which to base an evaluation of our performance. We have been in existence since December 27, 2007, and entered into a licensing agreement with Digital Programa, Inc. on January 1, 2011. We are a development stage company with minimal operations. Due to a lack of funding, we have not implemented our business operations. We cannot guarantee we will be successful in our business operations. Our business is subject to risks inherent in the establishment of a new business enterprise, including limited capital resources, and possible delays in our planned product development.

We had $nil in revenue for the three month period ended May 31, 2016 and May 31, 2015. Total expenses in the three month period ended May 31, 2016 were $14,927as compared to total expenses for the three month period ended May 31, 2015 of $14,752 resulting in a net loss for the three month period ended May 31, 2016 of $14,927as compared to a net loss of $14,752 for the three month period May 31, 2015. The net loss for the three-month period ended May 31, 2016 is a result of Professional fees of $1,500 comprised of legal and accounting expense, General and administrative expense of $1,427, Management fees of $6,000 and Rent of $6,000 as compared to the net loss for the three-month period ended May 31, 2015 of $14,752 is a result of Professional fees of $1,499 comprised of legal and accounting expense, General and administrative expense of $1,253, Management fees of $6,000 and Rent of $6,000.

Total expenses in the nine month period ended May 31, 2016 were $53,270 as compared to total expenses for the nine month period ended May 31, 2015 of $51,303 resulting in a net loss for the nine month period ended May 31, 2016 of $53,270 as compared to a net loss of $51,303 for the nine month period ended May 31, 2015. The net loss for the nine month period ended May 31, 2016 is a result of Professional fees of $11,000 comprised of legal and accounting expense, General and administrative expense of $6,270, Management fees of $18,000 and Rent of $18,000 as compared to the net loss for the nine month period ended May 31, 2015 of $51,303 is a result of Professional fees of $11,500 comprised of legal and accounting expense, General and administrative expense of $3,803, Management fees of 18,000 and Rent of $18,000.

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

In connection with this quarterly report, as required by Rule 15d-15 under the Securities Exchange Act of 1934, we have carried out an evaluation of the effectiveness of the design and operation of our company's disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our company's management, including our company's principal executive officer and principal financial officer. Based upon that evaluation, our company's principal executive officer and principal financial officer concluded that subject to the inherent limitations noted in this Part II, Item 9A(T) as of May 31, 2016, our disclosure controls and procedures were not effective due to the existence of material weaknesses in our internal controls over financial reporting.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) or 15d-15(f)) during the quarter ended May 31, 2016 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

_____________

*	filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BOOKEDBYUS INC.

Date: July 15, 2016	By:	/s/ Fred Person
Fred Person
President, Chief Executive Officer (Principal Executive Officer) and Director

