Form 10-K
period 2016-08-31
Bookedbyus Inc.
filed 2016-12-05
CIK 1528697

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended August 31, 2016 or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________to ___________

000-55513

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

None

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). ☒ Yes    ☐ No

At February 28, 2016, the last business day of the Registrant’s most recently completed second fiscal quarter, the aggregate market value of the voting common stock held by non-affiliates of the Registrant (without admitting that any person whose shares are not included in such calculation is an affiliate) was approximately $400,000.

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

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date. As of December 2, 2016, 22,170,000 common shares are Issued and Outstanding

PART I

Item 1. Business.

Bookedbyus Inc. is a development stage company, which was formed on December 27, 2007. We have commenced only limited operations, primarily focused on organizational matters in connection with this offering. The Company has not yet implemented its business model and for the fiscal year ended August 31, 2016, has generated $Nil in revenues and has incurred losses of $93,867.

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

The Company has impaired the license agreement with Digital Programma, due to the lack of visibility of the Company's ability to generate any future economic benefit from the use of license as well as lack of capital funds and timelines. This resulted in an impairment loss of $3,167 during the year ended August 31, 2014.

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

Market Opportunity

While the market for Rich Media Marketing Software (“RMMS”) is still in its infancy stage, management believes the market will rapidly develop over the next 18 months. This is primarily due to changes in technology that greatly affect advertisement, such as the release of Apples iPad and the growing number smart phones entering the market. It is our opinion that the need for push technology (software that pushes select information to the recipient) over the web/through email or through mobile device applications is rapidly growing. Large enterprises, financial services companies and entertainment/gaming companies who are currently using the web to market their business can utilize our planned software to deliver data to their customer’s smart phone at prescribed intervals or based on some event that occurs rather than the customer performing a search or requesting an existing report, video or other data type. By sending information directly to the customer, the customer needs are better served and there is less risk of the customer browsing the web and seeing what a competitor is doing or offering.

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

____________

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

As of August 31, 2016, we had $980 in cash as compared to $515 as at August 31, 2015. As of the date of this Form 10-K, the current funds available to the Company will not be sufficient to fund the expenses related to maintaining a reporting status. We are in the process of seeking additional equity financing in the form of private placements to fund our operations over the next 12 months.

Management believes that if subsequent private placements are successful, we will generate sales revenue within twelve months thereof. However, additional equity financing may not be available to us on acceptable terms or at all, and thus we could fail to satisfy our future cash requirements.

We do not anticipate researching any further products nor the purchase or sale of any significant equipment. We also do not expect any significant additions to the number of employees.

Results of Operations

At August 31, 2016, the Company was not engaged in continued business and has been primarily involved in development stage activities to date. There is minimal historical operational information about us on which to base an evaluation of our performance. We have been in existence since December 27, 2007, and entered into a licensing agreement with Digital Programma, Inc. on January 1, 2011. We are a development stage company with minimal operations and have generated $Nil in revenue for the year ended August 31, 2016. Due to a lack of funding, we have not implemented our Plan of Operations. We cannot guarantee we will be successful in our business operations. Our business is subject to risks inherent in the establishment of a new business enterprise, including limited capital resources, and possible delays in our planned product development.

We had $Nil in revenue for the fiscal year ended August 31, 2016 as compared to revenue for the fiscal year ended August 31, 2015 of $Nil.

Total expenses in the fiscal year ended August 31, 2016 were $93,867 as compared to total expenses for the fiscal year ended August 31, 2015 of $68,494 resulting in a net loss for the fiscal year ended August 31, 2016 of $93,867 as compared to a net loss of $68,494 for the fiscal year ended August 31, 2015. The net loss for the fiscal year ended August 31, 2016 is a result of Professional fees of $12,961 comprised primarily of legal and accounting expense, General and administrative expense of $7,306, Management fees of $36,800, and Rent of $36,800 as compared to the net loss for the fiscal year ended August 31, 2015 of $68,494 which was a result of Professional fees of $14,500 comprised primarily of legal and accounting expense, General and administrative expense of $5,994, Management fees of $24,000 and Rent of $24,000.

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

Item 8. Financial Statements and Supplementary Data.

Bookedbyus Inc.

Financial Statements

(Expressed in U.S. Dollars)

For the years ended August 31, 2016 and 2015

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders

Bookedbyus, Inc.

Los Angeles, California

We have audited the accompanying balance sheets of Bookedbyus, Inc. (the "Company") as of August 31, 2016 and 2015 and the related statements of operations, stockholders' deficit and cash flows for each of the years ended August 31, 2016 and 2015. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Bookedbyus, Inc. as of August 31, 2016 and 2015 and the result of its operations and its cash flows for each of the years ended August 31, 2016 and 2015, in conformity with accounting principles generally accepted in the United States of America.

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

/s/ MaloneBailey, LLP

www.malonebailey.com

Houston, Texas

December 2, 2016

Bookedbyus Inc.

Balance Sheets

(Expressed in U.S. Dollars)

	August 31, 2016	August 31, 2015

Assets

Current assets
Cash and cash equivalents	$980	$515
Total current assets	980	515

Total Assets	$980	$515

Liabilities and Stockholders’ Deficit

Current liabilities
Accounts payable and accrued liabilities	$3,391	$3,132
Accounts payable due to related parties (Note 3)	153,874	80,274
Due to related parties (Note 3)	57,373	36,900
Total current liabilities	214,638	120,306

Total Liabilities	214,638	120,306

Stockholders’ deficit
Capital stock (Note 4)
Authorized 75,000,000 of common shares, par value $0.001
Issued and outstanding 22,170,000 common shares issued and outstanding as of August 31, 2016 and 2015, par value $0.001	22,170	22,170
Additional paid in capital	86,180	86,180
Accumulated deficit	(322,008)	(228,141)

Total stockholders’ deficit	(213,658)	(119,791)

Total Liabilities and Stockholders’ Deficit	$980	$515

The accompanying notes are an integral part of these financial statements.

Bookedbyus Inc.

Statements of Operations

(Expressed in U.S. Dollars)

	For the year ended August 31, 2016	For the year ended August 31, 2015

Revenue	$-	$-

Expenses
Professional fees	12,961	14,500
General and administrative	7,306	5,994
Management fees (Note 3)	36,800	24,000
Rent (Note 3)	36,800	24,000

Total expenses	93,867	68,494

Net loss	$(93,867)	$(68,494)

Basic and diluted loss per common share	$(0.00)	$(0.00)

Weighted average number of common shares – basic and diluted	22,170,000	22,170,000

The accompanying notes are an integral part of these financial statements.

Bookedbyus Inc.

Statements of Stockholders’ Deficit

(Expressed in U.S. Dollars)

	Number of shares issued	Capital stock	Additional paid in capital	Accumulated deficit	Stockholders’ deficit
		$	$	$	$
Balance at August 31, 2014	22,170,000	22,170	86,180	(159,647)	(51,297)
Net loss for the year	-	-	-	(68,494)	(68,494)
Balance at August 31, 2015	22,170,000	22,170	86,180	(228,141)	(119,791)

Balance at August 31, 2015	22,170,000	22,170	86,180	(228,141)	(119,791)
Net loss for the year	-	-	-	(93,867)	(93,867)
Balance at August 31, 2016	22,170,000	22,170	86,180	(322,008)	(213,658)

The accompanying notes are an integral part of these financial statements.

Bookedbyus Inc.

Statements of Cash Flows

(Expressed in U.S. Dollars)

	For the year ended August 31, 2016	For the year ended August 31, 2015

Cash flows from operating activities
Net loss	$(93,867)	$(68,494)
Changes in operating assets and liabilities
Increase in accounts payable and accrued liabilities	259	978
Increase in accounts payable due to related parties	73,600	48,000

Cash flows used in operating activities	(20,008)	(19,516)

Cash flows from financing activities
Advances from related parties	20,473	19,700

Cash provided by financing activities	20,473	19,700

Net increase in cash	465	184

Cash and cash equivalents, beginning of year	515	331

Cash and cash equivalents, end of year	$980	$515

Supplemental disclosures of cash flow information
Cash paid for interest	$-	$-
Cash paid for income taxes	-	-

The accompanying notes are an integral part of these financial statements.

Bookedbyus Inc.

Notes to Financial Statements

(Expressed in U.S. Dollars)

For the years ended August 31, 2016 and 2015

1. Nature and Continuance of Operations

Bookedbyus Inc. (the “Company”) was incorporated under the laws of the State of Nevada on December 27, 2007. The Company will carry on the business of computer software sales and marketing when all financing is in place.

In the opinion of the management, all normal recurring adjustments which are necessary for a fair presentation of financial statements of the results for the year ended August 31, 2016, have been included.

On January 9, 2008, the Company affected a thousand (1,000) for one (1) forward stock split of all outstanding common shares and a corresponding forward increase in the Company’s authorized common stock. The effect of the forward split was to increase the number of the Company’s authorized common shares from 75,000 shares par value $0.001 to 75,000,000 shares par value $0.001. At the time of the stock split, the Company had no commons shares issued and outstanding. All references in these financial statements to number of common shares, price per share and weighted average number of common shares have been adjusted to reflect the stock split on a retroactive basis, unless otherwise noted. (Note 4).

The Company’s financial statements as at August 31, 2016 and for the year then ended have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. The Company has a loss of $93,867 for the year ended August 31, 2016 and $68,494 for the year ended August 31, 2015 and has a working capital deficit of $213,658 at August 31, 2016 (2015 - $119,791). These factors raise substantial doubt about the ability of the Company to continue as a going concern.

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

As at August 31, 2016, the Company was not engaged in continued business, and had significant expenses from development stage activities. Although management is currently attempting to implement its business plan and is seeking additional sources of financing, there is no assurance the activity will be successful. Accordingly, the Company must rely on its president to perform essential functions without compensation until a business operation can be commenced. The financial statements do not include any adjustments that may result from the outcome of this uncertainty.

Bookedbyus Inc.

Notes to Financial Statements

(Expressed in U.S. Dollars)

For the years ended August 31, 2016 and 2015

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

Bookedbyus Inc.

Notes to Financial Statements

(Expressed in U.S. Dollars)

For the years ended August 31, 2016 and 2015

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

As at August 31, 2016, the fair value of cash and cash equivalents and accounts payable approximates carrying value because of their short maturities.

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

Bookedbyus Inc.

Notes to Financial Statements

(Expressed in U.S. Dollars)

For the years ended August 31, 2016 and 2015

2. Significant Accounting Policies (Continued)

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

Bookedbyus Inc.

Notes to Financial Statements

(Expressed in U.S. Dollars)

For the years ended August 31, 2016 and 2015

2. Significant Accounting Policies (Continued)

Related Parties

Accounts payable due to related party represents an obligation to pay for services that were used in the ordinary course of business. The amount is classified as a current liability as payment is due on demand.”

Comprehensive loss

ASC 220, “Comprehensive Income”, establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. As at August 31, 2016, the Company has no items that represent a comprehensive loss and, therefore, has not included a schedule of comprehensive loss in the financial statements.

Start-up expenses

The Company has adopted ASC 720-15, “Start-Up Costs”, which requires that costs associated with start-up activities be expensed as incurred. Accordingly, start-up costs associated with the Company's formation have been included in the Company's general and administrative expenses for the period from the date of inception on December 27, 2007 to August 31, 2016.

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

Bookedbyus Inc.

Notes to Financial Statements

(Expressed in U.S. Dollars)

For the years ended August 31, 2016 and 2015

2. Significant Accounting Policies (Continued)

Recent accounting pronouncements

The Company's management has evaluated all the recently issued accounting pronouncements through the filing date of these financial statements and does not believe that any of these pronouncements will have a material impact on the Company's financial position and results of operations.

3. Due to Related Parties and Related Party Transactions

During the year ended August 31, 2016, the Company accrued management fees in the amount of $36,800 (2015 - $24,000) to a consultant, Brad Kersch, who is under contract. The outstanding balance of management fees payable was $76,800 and $40,274 as of August 31, 2016 and 2015, respectively.

Bookedbyus Inc.

Notes to Financial Statements

(Expressed in U.S. Dollars)

For the years ended August 31, 2016 and 2015

3. Due to Related Parties and Related Party Transactions (Continued)

During the year ended August 31, 2016, the Company accrued rent expense in the amount of $36,800 (2015 - $24,000) to a company with an officer in common. The outstanding balance of rent payable was $76,800 and $40,000 as of August 31, 2016 and 2015, respectively.

As at August 31, 2016, related parties of the Company have provided a series of loan, totaling $57,373 (2015 - $36,900), for working capital purposes. These amount are unsecured, interest-free and are due on demand.

4. Capital Stock

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

Issued and outstanding

The Company had 22,170,000 common shares issued and outstanding as at August 31, 2016 and 2015.

5. Income Taxes

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

As of August 31, 2016 and 2015, the Company had net operating loss carry forwards of $322,008 and $228,141 that may be available to reduce future years' taxable income. Future tax benefits which may arise as a result of these losses have not been recognized in these financial statements, as their realization is determined not likely to occur and accordingly, the Company has recorded a valuation allowance for the deferred tax asset relating to these tax loss carry-forwards. Net operation losses will begin to expire in 2030.

Bookedbyus Inc.

Notes to Financial Statements

(Expressed in U.S. Dollars)

For the years ended August 31, 2016 and 2015

5. Income Taxes (Continued)

Components of net deferred tax assets, including a valuation allowance, are as follows at August 31, 2016 and 2015:

	2016	2015
Deferred tax assets:
Net operating loss carry forward	112,703	79,849
Less: valuation allowance	(112,703)	(79,849)
Net deferred tax assets	-	-

The valuation allowance for deferred tax assets as of August 31, 2016 was $112,703, as compared to $79,849 as of August 31, 2015. In assessing the recovery of the deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income in the periods in which those temporary differences become deductible. Management considers the scheduled reversals of future deferred tax assets, projected future taxable income, and tax planning strategies in making this assessment. As a result, management determined it was more likely than not the deferred tax assets would not be realized as of August 31, 2016.

The provision for income taxes differs from the amount computed by applying the statutory federal income tax rate to income before provision for income taxes. The sources and tax effects of the differences are as follows:

U.S federal statutory rate (35.0%)

Valuation reserve 35.0%

Total -%

At August 31, 2016, we had an unused net operating loss carryover approximating $322,008 with a full valuation allowance of $112,703 that is available to offset future taxable income which expires beginning 2030.

6. Contracts Under Commitment

The Company has leased an office in Los Angeles California for a period of twelve months commencing January 1, 2014. The office is located at Suite 101, 619 S. Ridgley Los Angeles CA 90036 ($2,000 per month) due on the first calendar day of each month. This twelve month term automatically renews if no written notice of termination is given 30 days prior to the end on each term. The landlord agrees to accept either cash or shares as settlement for each months' rent. The landlord will defer rent in lieu of shares at $0.10 a share as per the Registration Statement or cash. As a concession for this deferment, the landlord will charge an additional 20% per month for each month deferred. (ie. $400 or 4,000 shares at $0.10 per share.)

The California lease agreement was terminated effective Aug 31, 2016.

Both parties agree to the deferment schedule being at the end of the term. All deferred rent subject to the 20% per month will be collectable only at the end of the term.

Bookedbyus Inc.

Notes to Financial Statements

(Expressed in U.S. Dollars)

For the years ended August 31, 2016 and 2015

6. Contracts Under Commitment (Continued)

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

7. Subsequent Events

On November 4, 2016, related parties of the Company provided a loan, totaling $5,000 for working capital purposes. This amount is unsecured, interest-free and due on demand.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting based on the criteria for effective internal control over financial reporting established in SEC guidance on conducting such assessments as of the end of the period covered by this report. Management conducted the assessment based on certain criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management concluded that our internal control over financial reporting was not effective as of August 31, 2016.

The matters involving internal controls and procedures that the Company’s management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (1) lack of a functioning audit committee and lack of a majority of outside directors on the Company's board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (2) inadequate segregation of duties consistent with control objectives; (3) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of US GAAP and SEC disclosure requirements; and (4) ineffective controls over period end financial disclosure and reporting processes. The aforementioned material weaknesses were identified by the Company's Chief Financial Officer in connection with the audit of our financial statements as of August 31, 2016 and communicated the matters to our management.

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

There have been no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rules 13a-15 or 15d-15 under the Exchange Act that occurred during the small business issuer's last fiscal year that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

The name, address, age and position of our present sole officer and director is set forth below:

Name	Age	Position(s)

Fred Person[1]	67	President, Treasurer, Chief Financial Officer and Chairman of the Board of Directors.
Susan Fox[2]	60	Secretary

1 The person named above has held his office since October 22nd, 2009 and is expected to hold his offices/positions at least until the next annual meeting of our stockholders.

2 The person named above has held her office since October 22nd, 2009 and is expected to hold her offices/positions at least until the next annual meeting of our stockholders.

Fred Person

From April 2004 to January 2009, Mr. Person was employed by Wyndham Worldwide Inc. as a Sales Manager for the timeshare division of Wyndham Worldwide Inc. of California. From January 2009 to date Mr. Person is self-employed as an Independent Sales Contractor in the travel industry.

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

Item 11. Executive Compensation.

The table below summarizes all compensation awarded to, earned by, or paid to our named executive officers and director for all services rendered in all capacities to us for the period from inception through August 31, 2016.

There has been no compensation to neither Fred Person – President nor Susan Fox - Secretary for the years 2015 and 2016.

During the stages of formation and development, the Company agreed to pay management fees to its executive officers. The Company arbitrarily determined $1,000 per month was reasonable. No written agreement exists. We did not agree to pay nor did we accrue any salaries in 2011, 2012, 2013, 2014, 2015 and 2016. We do not anticipate beginning to pay salaries until we have adequate funds to do so. There are no other stock option plans, retirement, pension, or profit sharing plans for the benefit of our officer and director other than as described herein.

Both Fred Person – President & Susan Fox - Secretary a have agreed to no compensation for the period.

Outstanding Equity Awards at Fiscal Year-End

The table below summarizes all unexercised options, stock that has not vested, and equity incentive plan awards for each named executive officer as of August 31, 2016.

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

Director Compensation

The table below summarizes all compensation awarded to, earned by, or paid to our directors for all services rendered in all capacities to us for the period from inception (December 27, 2007) through August 31, 2016:

DIRECTOR COMPENSATION
Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Non-Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)

Fred Person	0	0	0	0	0	0	0

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth, as of the date of this prospectus, the total number of shares owned beneficially by our sole officer and director, and key employees, individually and as a group, and the present owners of 5% or more of our total outstanding shares. The table also reflects what this ownership will be assuming completion of the sale of all shares in this offering. The stockholder listed below has direct ownership of her shares and possesses sole voting and dispositive power with respect to the shares. The percent of class is based on 22,170,000 shares of common stock issued and outstanding as of August 31, 2016.

Title of Class	Name and Address Beneficial Owner [1]	Amount and Nature of Beneficial Owner	Percent of Class

Common Stock	Fred Person	11,795,000	53.2
Common Stock	Susan Fox [2]	4,455,000	20.0
Common Stock	CWB Inc. [3]	1,820,000	8.4
Common Stock	All Officers and Directors as a Group (2 persons)	18,070,000	81.5

____________

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

Item 13. Certain Relationships and Related Transactions, and Director Independence.

During the year ended August 31, 2016, the Company accrued management fees in the amount of $36,800 (2015 - $24,000) to a consultant Brad Kersch who is under contract. The outstanding balance of management fees payable was $76,800 and $40,274 as of August 31, 2016 and 2015, respectively.

During the year ended August 31, 2016, the Company accrued rent expense in the amount of $36,800 (2015 - $24,000) to a company with an officer in common. The outstanding balance of rent payable was $76,800 and $40,000 as of August 31, 2016 and 2015, respectively.

As at August 31, 2016, related parties of the Company have provided a series of loans, totaling $57,373 (2015 - $36,900), for working capital purposes. These amounts are unsecured, interest-free and are due on demand.

Item 14. Principal Accounting Fees and Services.

During the fiscal year ended August 31, 2016 we incurred approximately $9,500 in fees to our principal independent accountants for professional services rendered in connection with the audit of financial statements for the fiscal year ended August 31, 2016 and reviews of our financial statements for the quarters ended November 30, 2015, February 28, 2016 and May 31, 2016

During the fiscal year ended August 31, 2015 we incurred approximately $14,168 in fees to our principal independent accountants for professional services rendered in connection with the audit of financial statements for the fiscal year ended August 31, 2015 and reviews of our financial statements for the quarters ended November 30, 2014, February 28, 2014 and May 31, 2015

During the fiscal years ended August 31, 2016 and 2015 we did not incur any other fees for professional services rendered by our principal independent accountants for all other non-audit services which may include, but not limited to, tax related services, actuarial services or valuation services.

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

___________

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

Bookedbyus Inc.

Dated: December 2, 2016	By:	/s/ Fred Person
Fred Person
President and Director
Principal Executive Officer
Principal Financial Officer
Principal Accounting Officer

