Form 10-Q
period 2016-11-30
Bookedbyus Inc.
filed 2017-01-13
CIK 1528697

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2016

333-176705

Commission File Number

BOOKEDBYUS INC.
(Exact name of registrant as specified in it’s charter)

Nevada	26-1679929
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

c/o Fred Person 619 S. Ridgeley Drive, Los Angeles,	90036
(Address of principal executive offices)	(Zip Code)

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. As of January 12, 2017, we had 22,170,000 shares of common stock outstanding.

2

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

Bookedbyus Inc.

Financial Statements

(Expressed in U.S. Dollars)

For the three month periods ended November 30, 2016 and 2015

(Unaudited)

Bookedbyus Inc.

Balance Sheets

(Expressed in U.S. Dollars)

(Unaudited)

	November 30, 2016	August 31, 2016

Assets

Current assets
Cash	$2,781	$980
Total current assets	2,781	980

Total Assets	$2,781	$980

Liabilities and Stockholders’ Deficit

Current liabilities
Accounts payable and accrued liabilities	$2,229	$3,391
Accounts payable due to related parties (Note 3)	161,074	153,874
Due to related parties (Note 3)	63,373	57,373
Total current liabilities	226,676	214,638

Total Liabilities	226,676	214,638

Stockholders’ deficit
Capital stock (Note 4)
Authorized 75,000,000 of common shares, par value $0.001 22,170,000 common shares issued and outstanding as of November 30, 2016 and August 31, 2016, respectively	22,170	22,170
Additional paid-in capital	86,180	86,180
Accumulated deficit	(332,245)	(322,008)

Total stockholders’ deficit	(223,895)	(213,658)

Total Liabilities and Stockholders’ Deficit	$2,781	$980

The accompanying notes are an integral part of these unaudited financial statements.

Bookedbyus Inc.

Statements of Operations

(Expressed in U.S. Dollars)

(Unaudited)

	For the three months ended November 30, 2016	For the three months ended November 30, 2015

Revenue	$-	$-

Operating Expenses
Professional fees	2,490	-
General and administrative	547	2,323
Management fees (Note 3)	7,200	6,000
Rent (Note 3)	-	6,000

Total operating expenses	10,237	14,323

Net loss	$(10,237)	$(14,323)

Basic and diluted net loss per common share	$(0.00)	$(0.00)

Weighted average number of common shares – basic and diluted	22,170,000	22,170,000

The accompanying notes are an integral part of these unaudited financial statements.

Bookedbyus Inc.

Statements of Stockholders’ Deficit

For the three month periods ended November 30, 2016 and 2015

(Expressed in U.S. Dollars)

(Unaudited)

	Number of shares issued	Capital stock	Additional paid-in capital	Accumulated deficit	Stockholders’ deficit
		$	$	$	$
Balance at August 31, 2015	22,170,000	22,170	86,180	(228,141)	(119,791)
Net loss for the period	-	-	-	(14,323)	(14,323)
Balance at November 30, 2015	22,170,000	22,170	86,180	(242,464)	(134,114)

Balance at August 31, 2016	22,170,000	22,170	86,180	(322,008)	(213,658)
Net loss for the period	-	-	-	(10,237)	(10,237)
Balance at November 30, 2016	22,170,000	22,170	86,180	(332,245)	(223,895)

The accompanying notes are an integral part of these unaudited financial statements.

Bookedbyus Inc.

Statements of Cash Flow

(Expressed in U.S. Dollars)

(Unaudited)

	For the three months ended November 30, 2016	For the three months ended November 30, 2015

Cash flows from operating activities
Net loss	$(10,237)	$(14,323)
Adjustments to reconcile net loss to net cash used in operating activities:
Changes in operating assets and liabilities
Increase (decrease) in accounts payable and accrued liabilities	(1,162)	967
Increase in due to related parties	7,200	12,000

Cash flows used in operating activities	(4,199)	(1,356)

Cash flows from financing activities
Advances from related parties	6,000	6,000

Cash provided by financing activities	6,000	6,000

Net increase in cash	1,801	4,644

Cash, beginning of period	980	515

Cash, end of period	$2,781	$5,159

Supplemental disclosure of cash flow information
Cash paid during the period for:
Income taxes	$-	$-
Interest	$-	$-

The accompanying notes are an integral part of these unaudited financial statements.

Bookedbyus Inc.

Notes to Financial Statements

(Unaudited)

1.	Nature of Operations and Going Concern

Bookedbyus Inc. (the “Company”) was incorporated under the laws of the State of Nevada on December 27, 2007. The Company will carry on the business of computer software sales and marketing when all financing is in place.

The Company’s interim unaudited financial statements as at November 30, 2016 have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. The Company has a loss of $10,237 for the three months period ended November 30, 2016 and has a working capital deficit of $223,895 at November 30, 2016. These factors raise substantial doubt about the ability of the Company to continue as a going concern.

Management cannot provide assurance that the Company will ultimately achieve profitable operations or become cash flow positive, or raise additional debt and/or equity capital. Management believes that the Company’s capital resources should be adequate to continue operating and maintaining its business strategy during the fiscal year ended August 31, 2017. However, if the Company is unable to raise additional capital in the near future, due to the Company’s liquidity problems, management expects that the Company will need to curtail operations, liquidate assets, seek additional capital on less favorable terms and/or pursue other remedial measures. These unaudited interim financial statements do not include any adjustments related to the recoverability and classification of assets or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

As at November 30, 2016, the Company was not engaged in continued business, and had significant operating expenses. Although management is currently attempting to implement its business plan and is seeking additional sources of financing, there is no assurance the activity will be successful. Accordingly, the Company must rely on its president to perform essential functions without compensation until a business operation can be commenced. The unaudited interim financial statements do not include any adjustments that may result from the outcome of this uncertainty.

2.	Basis of Presentation

The accompanying unaudited interim financial statements of Bookedbyus Inc. have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission, and should be read in conjunction with the Company’s audited financial statements for the year ended August 31, 2016, as filed with the SEC on Form 10-K. In the opinion of the management, all normal recurring adjustments which are necessary for a fair presentation of financial statements of the results for the interim period ended November 30, 2016, have been included. The results of operations for the interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements which would substantially duplicate the disclosures contained in the audited financial statements for the most recent fiscal period ended August 31, 2016, as reported in the Form 10-K, have been omitted.

3.	Due to Related Parties and Related Party Transactions

During the three month period ended November 30, 2016, the Company accrued management fees in the amount of $7,200 (2015 - $6,000) to a consultant, Brad Kersch, who is under contract. The outstanding balance of management fees payable was $84,274 and $77,084 as of November 30, 2016 and August 31, 2016, respectively.

Bookedbyus Inc.

Notes to Financial Statements

(Unaudited)

During the three month period ended November 30, 2016, the Company accrued rent expense in the amount of $nil (2015 - $6,000) to a company with an officer in common. The outstanding balance of rent payable was $76,800 and $76,800 as of November 30, 2016 and August 31, 2016, respectively.

As of November 30, 2016, related parties of the Company have provided a series of loans, totaling $63,373 as of November 30, 2016 (August 31, 2016 - $57,373), for working capital purposes. $6,000 was borrowed during the three months ended November 30, 2016. These amount are unsecured, interest-free and are due on demand.

4.	Capital Stock

The total authorized capital is 75,000,000 common shares with a par value of $0.001 per common share.

Issued and outstanding

The Company had 22,170,000 common shares issued and outstanding as at November 30, 2016 and August 31, 2016.

5.	Contracts Under Commitment

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

The landlord will defer rent in lieu of shares at 0.10 a share as per the Registration Statement or cash. As a concession for this deferment, the landlord will charge an additional 20% per month for each month deferred. (ie. $400 or 4,000 shares at $0.10 per share.)

The California lease agreement was terminated effective August 31, 2016 and the Company has the option to settle the outstanding rent liability through the issuance of 768,000 common shares.

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

Bookedbyus Inc. is an early stage company, which was formed on December 27, 2007. We have commenced only limited operations, primarily focused on organizational matters in connection with this offering. The Company has not yet implemented its business model.

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

As at November 30, 2016, the Company was not engaged in continued business but had made a modest profit from a consulting project and had significant expenses from development stage activities. Although management is currently attempting to implement its business plan and is seeking additional sources of financing, there is no assurance the activity will be successful. Accordingly, the Company must rely on its president to perform essential functions without compensation until a business operation can be commenced. These factors raise substantial doubt about the ability of the Company to continue as a going concern. The financial statements do not include any adjustments that may result from the outcome of this uncertainty.

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

As of November 30, 2016, we had $2,781 in cash as compared to $980 as at August 31, 2016. As of the date of this Form 10-Q, the current funds available to the Company will not be sufficient to fund the expenses related to the implementation of our business and continue maintaining a reporting status. The Company’s sole officer and director, Mr. Person has indicated that he may be willing to provide a maximum of $20,000, required to maintain the reporting status, in the form of a non-secured loan for the next twelve months as the expenses are incurred if no other proceeds are obtained by the Company. However, there is no contract or written agreement in place.

We do not anticipate researching any further products nor the purchase or sale of any significant equipment. We also do not expect any significant additions to the number of employees.

Results of Operations

At November 30, 2016, the Company was not engaged in continued business and has been primarily involved in start-up stage activities to date. There is minimal historical operational information about us on which to base an evaluation of our performance. We have been in existence since December 27, 2007, and entered into a licensing agreement with Digital Programa, Inc. on January 1, 2011. We are an early stage company with minimal operations. Due to a lack of funding, we have not implemented our business operations. We cannot guarantee we will be successful in our business operations. Our business is subject to risks inherent in the establishment of a new business enterprise, including limited capital resources, and possible delays in our planned product development.

We had $nil in revenue for the three month period ended November 30, 2016 as compared to revenue for three month period ended November 30, 2015 of $nil.

Total operating expenses for the three month period ended November 30, 2016 were $10,237 as compared to total operating expenses for the three month period ended November 30, 2015 of $14,323 resulting in a net loss for the three month period ended November 30, 2016 of $10,237 as compared to a net loss of $14,323 for three month period ended November 30, 2015. The net loss for the three month period ended November 30, 2016 is a result of professional fees of $2,490, general and administrative expense of $547, management fees of $7,200 as compared to the net loss for the three month period ended November 30, 2015 of $14,323 is a result of professional fees of $nil comprised of legal and accounting fees, general and administrative expense of $2,323, management fees of $6,000 and rent expense of $6,000.

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

In connection with this quarterly report, as required by Rule 15d-15 under the Securities Exchange Act of 1934, we have carried out an evaluation of the effectiveness of the design and operation of our company's disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our company's management, including our company's principal executive officer and principal financial officer. Based upon that evaluation, our company's principal executive officer and principal financial officer concluded that as of November 30, 2016, our disclosure controls and procedures were not effective due to the existence of material weaknesses in our internal controls over financial reporting.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) or 15d-15(f)) during the quarter ended November 30, 2016 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Item 2. Unregistered Sales of Securities and Use of Proceeds.

None

Item 3. Defaults Upon Senior Securities.

None

Item 4. Mine Safety Diclosure.

None

Item 5. Other Information.

(a)     None

Item 6. Exhibits.

The following documents are filed as a part of this report or are incorporated by reference to previous filings, if so indicated:

Exhibit No.	Description

31.1	Section 302 Certification of Fred Person - Director, Chief Executive Office, President, Treasurer, chief financial officer and principal accounting officer of the Company *

32.1	Section 906 Certification of Fred Person - Director, Chief Executive Office, President, Treasurer, chief financial officer and principal accounting officer of the Company *

__________

*	filed herewith

SIGNATURES*

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BOOKEDBYUS INC.

Date: January 13, 2017	By:	/s/ Fred Person
Fred Person
President, Chief Executive Officer (Principal Executive Officer) and Director

