Form 10-Q
period 2017-02-28
Bookedbyus Inc.
filed 2017-04-07
CIK 1528697

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 28, 2017

333-176705

Commission File Number

BOOKEDBYUS INC.
(Exact name of registrant as specified in its charter)

Nevada	26-1679929
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

c/o Bradley Kersch 1223 Fletcher Way, Port Coquitlam, British Columbia	V3C6B5
(Address of principal executive offices)	(Zip Code)

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. As of April 7, 2017 we had 23,802,264 shares of common stock outstanding.

2

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

Bookedbyus Inc.

Financial Statements

(Expressed in U.S. Dollars)

For the three and six months ended February 28, 2017 and February 29, 2016

(Unaudited)

Bookedbyus Inc. Balance Sheets (Expressed in U.S. Dollars) (Unaudited)

	February 28, 2017	August 31, 2016

Assets

Current assets
Cash and cash equivalents	$1,603	$980
Total current assets	1,603	980

Total Assets	$1,603	$980

Liabilities and Stockholders’ Deficit

Current liabilities
Accounts payable and accrued liabilities	$2,788	$3,391
Accounts payable due to related parties (Note 3)	274	153,874
Due to related parties (Note 3)	67,373	57,373
Total current liabilities	70,435	214,638

Total Liabilities	70,435	214,638

Stockholders’ deficit
Capital stock (Note 4)
Authorized 75,000,000 common shares, par value $0.001;
23,802,264 and 22,170,000 common shares issued and outstanding as of February 28, 2017 and August 31, 2016, respectively	23,802	22,170
Additional paid-in capital	247,748	86,180
Accumulated deficit	(340,382)	(322,008)

Total stockholders’ deficit	(68,832)	(213,658)

Total Liabilities and Stockholders’ Deficit	$1,603	$980

The accompanying notes are an integral part of these unaudited financial statements.

Bookedbyus Inc. Statements of Operations (Expressed in U.S. Dollars) (Unaudited)

	For the three months ended February 28, 2017	For the three months ended February 29, 2016	For the six months ended February 28, 2017	For the six months ended February 29, 2016

Expenses
Professional fees	$2,500	$9,500	$4,990	$9,500
General and administrative	3,237	2,520	3,784	4,843
Management fees (Note 3)	2,400	6,000	9,600	12,000
Rent (Note 3)	-	6,000	-	12,000
Total expenses	8,137	24,020	18,374	38,343

Net loss	$(8,137)	$(24,020)	$(18,374)	$(38,343)

Basic and diluted net loss per common share	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average number of common shares – basic and diluted	22,242,545	22,170,000	22,206,072	22,170,000

The accompanying notes are an integral part of these unaudited financial statements.

Bookedbyus Inc. Statements of Stockholders’ Deficit For the six months ended February 28, 2017 (Expressed in U.S. Dollars) (Unaudited)

	Number of shares issued	Capital stock	Additional paid-in capital	Accumulated deficit	Stockholders’ deficit

Balance at August 31, 2016	22,170,000	22,170	86,180	(322,008)	(213,658)
Shares issued for related parties debt settlement	1,632,264	1,632	161,568	-	163,200
Net loss for the period	-	-	-	(18,374)	(18,374)
Balance at February 28, 2017	23,802,264	23,802	247,748	(340,382)	(68,832)

The accompanying notes are an integral part of these unaudited financial statements.

Bookedbyus Inc. Statements of Cash Flow (Expressed in U.S. Dollars) (Unaudited)

	For the six months ended February 28, 2017	For the six months ended February 29, 2016

Cash flows from operating activities
Net loss	$(18,374)	$(38,343)
Changes in operating assets and liabilities
Increase (decrease) in accounts payable and accrued liabilities	(603)	1,434
Increase in due to related parties	9,600	24,000

Cash flows used in operating activities	(9,377)	(12,909)

Cash flows from financing activities
Advances from related parties	10,000	12,473

Cash provided by financing activities	10,000	12,473

Net increase (decrease) in cash	623	(436)

Cash and cash equivalents, beginning of period	980	515

Cash and cash equivalents, end of period	$1,603	$79

Supplemental disclosures of cash flow information
Cash paid during the period for:
Interest	$-	$-
Income taxes	$-	$-

Noncash investing and financing activities:
Shares issued in settlement of due to related parties	$163,200	$-

The accompanying notes are an integral part of these unaudited financial statements.

Bookedbyus Inc. Notes to Financial Statements (Expressed in U.S. Dollars) For the three and six months ended February 28, 2017 and February 29, 2016 (Unaudited)

1.	Nature and Continuance of Operations

Bookedbyus Inc. (the “Company”) was incorporated under the laws of the State of Nevada on December 27, 2007. The Company will carry on the business of computer software sales and marketing when all financing is in place.

The Company’s interim unaudited financial statements as at February 28, 2017 and for the three and six months then ended have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. The Company has a net loss of $18,374 for the six months period ended February 28, 2017 and $38,343 for the six months period ended February 29, 2016 and has a working capital deficit of $68,832 at February 28, 2017 (August 31, 2016 - $213,658). These factors raise substantial doubt about the ability of the Company to continue as a going concern.

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

As at February 28, 2017, the Company was not engaged in continued business, and had significant expenses from development stage activities. Although management is currently attempting to implement its business plan and is seeking additional sources of financing, there is no assurance the activity will be successful. Accordingly, the Company must rely on its president to perform essential functions without compensation until a business operation can be commenced. The financial statements do not include any adjustments that may result from the outcome of this uncertainty.

Bookedbyus Inc. Notes to Financial Statements (Expressed in U.S. Dollars) For the three and six months ended February 28, 2017 and February 29, 2016 (Unaudited)

2.	Basis of presentation

The accompanying unaudited interim financial statements of Bookedbyus Inc. have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission, and should be read in conjunction with the Company’s audited financial statements for the year ended August 31, 2016, as filed with the SEC on Form 10-K. In the opinion of management, all normal recurring adjustments which are necessary for a fair presentation of financial statements of the results for the interim period ended February 28, 2017, have been included. The results of operations for the interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements which would substantially duplicate the disclosures contained in the audited financial statements for the most recent fiscal period ended August 31, 2016, as reported in the Form 10-K, have been omitted.

3.	Due to Related Parties and Related Party Transactions

During the six month period ended February 28, 2017, the Company accrued management fees in the amount of $9,600 (2015 - $12,000) to the CEO, Brad Kersch, who is under contract. The outstanding balance of management fees payable was $274 and $76,800 as of February 28, 2017 and August 31, 2016, respectively.

On February 24, 2017, the Company settled the accounts payable of $86,400 with Brad Kersch for consulting services, per the Consulting Services Agreement, for 864,264 of Bookedbyus Inc’s Common Shares at $0.10 per share.

On February 24, 2017, the Company settled an accounts payable of $76,800 to Digital Pilot Inc., with a director in common, for office rental in Los Angeles, per the California Commercial Lease Agreement, for 768,000 of Bookedbyus Inc’s Common Shares at $0.10 per share.

As at February 28, 2017, related parties of the Company have provided a series of loans, totaling $67,373 (2015 - $57,373), for working capital purposes. $10,000 was borrowed during the six months ended February 31, 2017. These amounts are unsecured, interest-free and are due on demand.

Yuying Liang has contributed uncompensated financial accounting services to Bookedbyus Inc.

4.	Capital Stock

The total authorized capital is 75,000,000 common shares with a par value of $0.001 per common share.

Issued and outstanding

The Company had 23,802,264 and 22,170,000 common shares issued and outstanding as at February 28, 2017 and August 31, 2016, respectively.

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

As at February 28, 2017, the Company was not engaged in continued business but had made a modest profit from a consulting project in a prior period and had significant expenses from development stage activities. Although management is currently attempting to implement its business plan and is seeking additional sources of financing, there is no assurance the activity will be successful. Accordingly, the Company must rely on its president to perform essential functions without compensation until a business operation can be commenced. These factors raise substantial doubt about the ability of the Company to continue as a going concern. The financial statements do not include any adjustments that may result from the outcome of this uncertainty.

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

As of February 28, 2017, we had $1,603 in cash as compared to $980 as at August 31, 2016. As of the date of this Form 10-Q, the current funds available to the Company will not be sufficient to fund the expenses related to the implementation of our business and continue maintaining a reporting status. The Company’s sole officer and director, Mr. Kersch has indicated that he may be willing to provide a maximum of $20,000, required to maintain the reporting status, in the form of a non-secured loan for the next twelve months as the expenses are incurred if no other proceeds are obtained by the Company. However, there is no contract or written agreement in place.

We do not anticipate researching any further products nor the purchase or sale of any significant equipment. We also do not expect any significant additions to the number of employees.

Results of Operations

At February 28, 2017, the Company was not engaged in continued business and has been primarily involved in start-up stage activities to date. There is minimal historical operational information about us on which to base an evaluation of our performance. We have been in existence since December 27, 2007, and entered into a licensing agreement with Digital Programa, Inc. on January 1, 2011. We are an early stage company with minimal operations. Due to a lack of funding, we have not implemented our business operations. We cannot guarantee we will be successful in our business operations. Our business is subject to risks inherent in the establishment of a new business enterprise, including limited capital resources, and possible delays in our planned product development.

We had $nil in revenue for the three month period ended February 28, 2017 as compared to revenue for three month period ended February 29, 2016 of $nil.

Total operating expenses for the three month period ended February 28, 2017 were $8,137 as compared to total operating expenses for the three month period ended February 29, 2016 of $24,020 resulting in a net loss for the three month period ended February 28, 2017 of $8,137 as compared to a net loss of $24,020 for three month period ended February 29, 2016. The net loss for the three month period ended February 28, 2017 is a result of professional fees of $2,500, general and administrative expense of $3,237, management fees of $2,400 as compared to the net loss for the three month period ended February 29, 2016 of $24,020 is a result of professional fees of $9,500 comprised of legal and accounting fees, general and administrative expense of $2,520 management fees of $6,000 and rent expense of $6,000.

Total operating expenses for the six month period ended February 28, 2017 were $18,374 as compared to total operating expenses for the six month period ended February 29, 2016 of $38,343 resulting in a net loss for the six month period ended February 28, 2017 of $18,374 as compared to a net loss of $38,343 for six month period ended February 29, 2016. The net loss for the six month period ended February 28, 2017 is a result of professional fees of $4,990, general and administrative expense of $3,784, management fees of $9,600 as compared to the net loss for the six month period ended February 29, 2016 of $38,343 which was a result of professional fees of $9,500 comprised of legal and accounting fees, general and administrative expense of $4,843 management fees of $12,000 and rent expense of $12,000.

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

In connection with this quarterly report, as required by Rule 15d-15 under the Securities Exchange Act of 1934, we have carried out an evaluation of the effectiveness of the design and operation of our company's disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our company's management, including our company's principal executive officer and principal financial officer. Based upon that evaluation, our company's principal executive officer and principal financial officer concluded that as of February 28, 2017 our disclosure controls and procedures were not effective due to the existence of material weaknesses in our internal controls over financial reporting.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) or 15d-15(f)) during the quarter ended February 28, 2017 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Item 2. Unregistered Sales of Securities and Use of Proceeds.

None

Item 3. Defaults Upon Senior Securities.

None

Item 4. Mine Safety Diclosure.

None

Item 5. Other Information.

(a) None

Item 6. Exhibits.

The following documents are filed as a part of this report or are incorporated by reference to previous filings, if so indicated:

Exhibit No.	Description

31.1	Section 302 Certification of Bradley Kersch - Director, Chief Executive Office, President, Treasurer, chief financial officer and principal accounting officer of the Company *

32.1	Section 906 Certification of Bradley Kersch - Director, Chief Executive Office, President, Treasurer, chief financial officer and principal accounting officer of the Company *

_____

*filed herewith

SIGNATURES*

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BOOKEDBYUS INC.

Date: April 7, 2017	By:	/s/ Bradley Kersch
Bradley Kersch
President, Chief Executive Officer (Principal Executive Officer) and Director

