Form 10-Q
period 2017-05-31
Apawthecary Pets USA
filed 2017-07-20
CIK 1528697

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 31, 2017

333-176705

Commission File Number

APAWTHECARY PETS USA
(Exact name of registrant as specified in its charter)

Nevada	26-1679929
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

c/o Bradley Kersch 297 Kingsbury Grade, Suite 100 Lake Tahoe, NV	89449-4470
(Address of principal executive offices)	(Zip Code)

(323) 345-4587

(Registrant’s telephone number, including area code)

Bookedbyus, Inc.

(Former name, former address and former fiscal year, if changed since last report)

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. As of July 14, 2017 we had 23,802,264 shares of common stock outstanding.

2

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

Apawthecary Pets USA

(formerly Bookedbyus Inc.)

Financial Statements

(Expressed in U.S. Dollars)

For the three and nine months ended May 31, 2017 and 2016

(Unaudited)

Apawthecary Pets USA

(formerly Bookedbyus Inc.)

Balance Sheets

(Expressed in U.S. Dollars)

(Unaudited)

	May 31, 2017	August 31, 2016

Assets

Current assets
Cash and cash equivalents	$63	$980
Total current assets	63	980

Total Assets	$63	$980

Liabilities and Stockholders’ Deficit

Current liabilities
Accounts payable and accrued liabilities	$6,247	$3,391
Accounts payable due to related parties (Note 3)	274	153,874
Due to related parties (Note 3)	67,373	57,373

Total current liabilities	73,894	214,638

Total Liabilities	73,894	214,638

Stockholders’ deficit
Capital stock (Note 4)
Authorized 75,000,000 of common shares, par value $0.001
Issued and outstanding 23,802,264 common shares issued and outstanding (2016 – 22,170,000), par value $0.001	23,802	22,170
Additional paid-in capital	247,748	86,180
Accumulated deficit	(345,381)	(322,008)

Total stockholders’ deficit	(73,831)	(213,658)

Total Liabilities and Stockholders’ Deficit	$63	$980

The accompanying notes are an integral part of these unaudited financial statements.

Apawthecary Pets USA

(formerly Bookedbyus Inc.)

Statements of Operations

(Expressed in U.S. Dollars)

(Unaudited)

	For the three months ended May 31, 2017	For the three months ended May 31, 2016	For the nine months ended May 31, 2017	For the nine months ended May 31, 2016

Expenses
Professional fees	$3,000	$1,500	$7,990	$11,000
General and administrative	1,999	1,427	5,783	6,270
Management fees (Note 5)	-	6,000	9,600	18,000
Rent (Note 5)	-	6,000	-	18,000

Total expenses	$4,999	$(14,927)	$23,373	$(53,270)

Net loss	$(4,999)	$(14,927)	$(23,373)	$(53,270)

Basic loss per common share	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average number of common shares - basic	23,802,264	22,170,000	22,743,983	22,170,000

The accompanying notes are an integral part of these unaudited financial statements.

Apawthecary Pets USA

(formerly Bookedbyus Inc.)

Statements of Stockholders’ Deficit

For the nine months ended May 31, 2017 and 2016

(Expressed in U.S. Dollars)

(Unaudited)

	Number of shares issued	Capital stock	Additional paid in capital	Accumulated deficit	Stockholders’ deficit
		$	$	$	$
Balance at August 31, 2015	22,170,000	22,170	86,180	(228,141)	(119,791)
Net loss for the period	-	-	-	(53,270)	(53,270)
Balance at May 31, 2016	22,170,000	22,170	86,180	(281,411)	(173,061)

Balance at August 31, 2016	22,170,000	22,170	86,180	(322,008)	(213,658)
Shares issued for due to related parties settlement	1,632,264	1,632	161,568	-	163,200
Net loss for the period	-	-	-	(23,373)	(23,373)
Balance at May 31, 2017	23,802,264	23,802	247,748	(345,381)	(73,831)

The accompanying notes are an integral part of these unaudited financial statements.

Apawthecary Pets USA

(formerly Bookedbyus Inc.)

Statements of Cash Flows

(Expressed in U.S. Dollars)

(Unaudited)

	For the nine months ended May 31, 2017	For the nine months ended May 31, 2016

Cash flows used in operating activities
Net loss	$(23,373)	$(53,270)
Changes in operating assets and liabilities
Increase in accounts payable and accrued liabilities	2,856	377
Increase in due to related parties	9,600	36,000

Cash flows used in operating activities	(10,917)	(16,893)

Cash flows from financing activities
Advances from related parties	10,000	16,473

Cash provided by financing activities	10,000	16,473

Net decrease in cash	(917)	(420)

Cash and cash equivalents, beginning of period	980	515

Cash and cash equivalents, end of period	$63	$95

Supplemental disclosures of cash flow information
Cash paid during the period for:
Interest	$-	$-
Income taxes	$-	$-

Noncash investing and financing activities:
Shares issued in settlement of due to related parties	$163,200	$-

The accompanying notes are an integral part of these unaudited financial statements.

Apawthecary Pets USA

(formerly Bookedbyus Inc.)

Notes to Financial Statements

(Expressed in U.S. Dollars)

For the three and nine months ended May 31, 2017 and 2016

(Unaudited)

1.	Nature and Continuance of Operations

Apawthecary Pets USA (formerly Bookedbyus Inc.) (the “Company”) was incorporated under the laws of the State of Nevada on December 27, 2007. The Company originally intended to carry on the business of computer software sales and marketing when all financing is in place. On April 30, 2017 the Company changed its name from “Bookedbyus Inc.” to “Apawthecary Pets USA.” The name change is in the best interest of the Company and the company intends to operate in the pet industry going forward.

The Company’s interim unaudited financial statements as at May 31, 2017 and for the nine months then ended have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. The Company has a loss of $23,373 for the nine months ended May 31, 2017 and $53,270 for the nine months ended May 31, 2016 and has a working capital deficit of $73,831 at May 31, 2017 (August 31, 2016 - $213,658). These factors raise substantial doubt about the ability of the Company to continue as a going concern.

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

As of May 31, 2017, the Company was not engaged in continued business and had significant expenses from development stage activities. Although management is currently attempting to implement its business plan and is seeking additional sources of financing, there is no assurance the activity will be successful. Accordingly, the Company must rely on its president to perform essential functions without compensation until a business operation can be commenced. The financial statements do not include any adjustments that may result from the outcome of this uncertainty.

2.	Basis of presentation

The accompanying unaudited interim financial statements of Apawthecary Pets USA have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission, and should be read in conjunction with the Company’s audited financial statements for the year ended August 31, 2016, as filed with the SEC on Form 10-K. In the opinion of management, all normal recurring adjustments which are necessary for a fair presentation of financial statements of the results for the interim period ended May 31, 2017, have been included. The results of operations for the interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements which would substantially duplicate the disclosures contained in the audited financial statements for the most recent fiscal period ended August 31, 2016, as reported in the Form 10-K, have been omitted

Apawthecary Pets USA

Notes to Financial Statements

(Expressed in U.S. Dollars)

For the three and nine months ended May 31, 2017 and 2016

(Unaudited)

3.	Due to Related Parties and Related Party Transactions

During the nine month period ended May 31, 2017, the Company accrued management fees in the amount of $9,600 (2016 - $18,000) to a consultant, Brad Kersch, who is under contract. The outstanding balance of management fees payable was $274 and $76,800 as of May 31, 2017 and August 31, 2016, respectively.

During the nine month period ended May 31, 2017, the Company accrued rent expense in the amount of $0 (2016 - $18,000) to a company with an officer in common. The outstanding balance of rent payable was $Nil and $76,800 as of May 31, 2017 and August 31, 2016, respectively.

On February 24, 2017, the Company settled the accounts payable of $86,400 with Brad Kersch for consulting services, per the Consulting Services Agreement, for 864,264 of Apawthecary Pets USA’s Common Shares at $0.10 per share.

On February 24, 2017, the Company settled an accounts payable of $76,800 to Digital Pilot Inc., with a director in common, for office rental in Los Angeles, per the California Commercial Lease Agreement, for 768,000 of Apawthecary Pets USA’s Common Shares at $0.10 per share.

As of May 31, 2017, related parties of the Company have provided a series of loan, totaling $67,373 (August 31, 2016 - $57,373), for working capital purposes. These amount are unsecured, interest-free and are due on demand.

Yuying Liang has contributed uncompensated financial accounting services to Apawthecary Pets USA .

4.	Capital Stock

The total authorized capital is 75,000,000 common shares with a par value of $0.001 per common share.

Issued and outstanding

The Company had 23,802,264 and 22,170,000 common shares issued and outstanding as at May 31, 2017 and August 31, 2016, respectively.

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

Apawthecary Pets USA (formerly Bookedbyus Inc.) is an early stage company, which was formed on December 27, 2007. We have commenced only limited operations, primarily focused on organizational matters. The Company has not yet implemented its business model.

On April 30, 2017 the Company changed its name from “Bookedbyus Inc.” to “Apawthecary Pets USA.” The name change is in the best interest of the Company and the company intends to operate in the pet industry.

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

As at May 31, 2017, the Company was not engaged in continued business but had made a modest profit from a consulting project in a prior period and had significant expenses from development stage activities. Although management is currently attempting to implement its business plan and is seeking additional sources of financing, there is no assurance the activity will be successful. Accordingly, the Company must rely on its president to perform essential functions without compensation until a business operation can be commenced. These factors raise substantial doubt about the ability of the Company to continue as a going concern. The financial statements do not include any adjustments that may result from the outcome of this uncertainty.

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

As of May 31, 2017, we had $63 in cash as compared to $980 as at August 31, 2016. As of the date of this Form 10-Q, the current funds available to the Company will not be sufficient to fund the expenses related to the implementation of our business and continue maintaining a reporting status. The Company’s sole officer and director, Mr. Kersch has indicated that he may be willing to provide a maximum of $20,000, required to maintain the reporting status, in the form of a non-secured loan for the next twelve months as the expenses are incurred if no other proceeds are obtained by the Company. However, there is no contract or written agreement in place.

We do not anticipate researching any further products nor the purchase or sale of any significant equipment. We also do not expect any significant additions to the number of employees.

Results of Operations

At May 31, 2017 the Company was not engaged in continued business and has been primarily involved in start-up stage activities to date. There is minimal historical operational information about us on which to base an evaluation of our performance. We have been in existence since December 27, 2007, and entered into a licensing agreement with Digital Programa, Inc. on January 1, 2011. We are an early stage company with minimal operations. Due to a lack of funding, we have not implemented our business operations. We cannot guarantee we will be successful in our business operations. Our business is subject to risks inherent in the establishment of a new business enterprise, including limited capital resources, and possible delays in our planned product development.

We had $nil in revenue for the nine month period ended May 31, 2017 as compared to revenue for nine month period ended May 31, 2016 of $nil.

Total expenses in the three month period ended May 31, 2017 were $4,999 as compared to total expenses for the three month period ended May 31, 2016 of $14,927 resulting in a net loss for the three month period ended May 31,2017 of $4,999 as compared to a net loss of $14,927 for the three month period May 31, 2016. The net loss for the three month period ended May 31, 2017 is a result of Professional fees of $3,000 comprised of legal and accounting expense, General and administrative expense of $1,999, Management fees of $nil and Rent of $nil as compared to the net loss for the three month period ended May 31, 2016 of $14,927 is a result of Professional fees of $1,500 comprised of legal and accounting expense, General and administrative expense of $1,427, Management fees of $6,000 and Rent of $6,000.

Total operating expenses for the nine month period ended May 31, 2017 were $23,373 as compared to total operating expenses for the nine month period ended May 31, 2016 of $53,270 resulting in a net loss for the nine month period ended May 31, 2017 of $23,373 as compared to a net loss of $53,270 for nine month period ended May 31, 2016. The net loss for the nine month period ended May 31, 2017 is a result of professional fees of $7,990, general and administrative expense of $5,783, management fees of $9,600 as compared to the net loss for the nine month period ended May 31, 2016 of $53,270 is a result of professional fees of $11,000 comprised of legal and accounting fees, general and administrative expense of $6,270 management fees of $18,000 and rent expense of $18,000.

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

Item 4. Controls and Procedures.

Disclosure Controls and Procedures

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time period specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934 is accumulated and communicated to management including our principal executive officer and principal financial officer as appropriate, to allow timely decisions regarding required disclosure.

In connection with this quarterly report, as required by Rule 15d-15 under the Securities Exchange Act of 1934, we have carried out an evaluation of the effectiveness of the design and operation of our company’s disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our company’s management, including our company’s principal executive officer and principal financial officer. Based upon that evaluation, our company’s principal executive officer and principal financial officer concluded that as of May 31, 2017 our disclosure controls and procedures were not effective due to the existence of material weaknesses in our internal controls over financial reporting.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) or 15d-15(f)) during the quarter ended May 31, 2017 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Item 2. Unregistered Sales of Securities and Use of Proceeds.

None

Item 3. Defaults Upon Senior Securities.

None

Item 4. Mine Safety Diclosure.

None

Item 5. Other Information.

(a) None

Item 6. Exhibits.

The following documents are filed as a part of this report or are incorporated by reference to previous filings, if so indicated:

Exhibit No.	Description

31.1	Section 302 Certification of Bradley Kersch - Director, Chief Executive Office, President, Treasurer, chief financial officer and principal accounting officer of the Company *

32.1	Section 906 Certification of Bradley Kersch - Director, Chief Executive Office, President, Treasurer, chief financial officer and principal accounting officer of the Company *

101	Interactive data files pursuant to Rule 405 of Regulation S-T

__________

*	filed herewith

SIGNATURES*

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Apawthecary Pets USA

Date: July 20, 2017	By:	/s/ Bradley Kersch
Bradley Kersch
President, Chief Executive Officer
(Principal Executive Officer) and Director

