Form 10-K
period 2017-08-31
Apawthecary Pets USA
filed 2017-12-14
CIK 1528697

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended August 31, 2017 or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________________to _________________

333-176705

Commission file number

APAWTHECARY PETS USA.
(Exact name of registrant as specified in its charter)

Nevada	26-1679929
State or other jurisdiction of incorporation or organization	(I.R.S. Employer Identification No.)

c/o Brad Kersch 619 S. Ridgeley Drive, Los Angeles, CA	90036
(Address of principal executive offices)	(Zip Code)

(323) 345-4587

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

Large accelerated filer	☐	Non-accelerated filer	☐
Accelerated filer	☐	Smaller reporting company	☒
(Do not check if a smaller reporting company)		Emerging Growth	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). ☒ Yes    ☐ No

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

At February 28, 2017, the last business day of the Registrant’s most recently completed second fiscal quarter, the aggregate market value of the voting common stock held by non-affiliates of the Registrant (without admitting that any person whose shares are not included in such calculation is an affiliate) was approximately $426,000.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date. As of December 14, 2017, 24,827,264 common shares are Issued and Outstanding.

PART I

Item 1. Business.

Apawthecary Pets USA was formerly known as Bookedbyus Inc., an early stage company, which was formed on December 27, 2007. Bookedbyus Inc. had commenced limited operations, primarily focused on organizational matters. The Company had not yet implemented its business model and did not generate revenue in the fiscal years ended August 31, 2017 or August 31, 2016. The Company has incurred losses of $30,267 and $93,867 for the year ended August 31, 2017 and 2016; respectively.

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

3)	The Company is required to pay Digital Programa Inc. a 5% royalty on gross revenues for each month from the sales of the System software; and

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

The Company intends to discontinue the license agreement with Digital Programa.

The Company has not yet implemented its business model. We must raise cash to implement our strategy and stay in business. In the event we do not raise any proceeds, the Company’s existing cash will not be sufficient to fund the expenses related to maintaining a reporting status and to implement its planned business. Accordingly, the Company intends to implement a different business plan, a business that will sell 100% all natural hemp infused wellness treats for dogs, cats and horses.

On July 20, 2017 the Company changed its name to Apawthecary Pets USA.

On August 24, 2017 Apawthecary Pets USA entered into a license agreement with Solace Management Group Inc. a British Columbia corporation. The material terms of such license agreement are:

1.

Upon execution of the Agreement, the Apawthecary Pets USA shall provide a non-refundable license fee in the amount of $100,000 (the "License Fee") to be held in an escrow account pursuant and subject to the terms of an escrow agreement whereby the License Fee will remain in the escrow account until the earlier of a $3,000,000 raise by the Licensee or after the Set-up Period.

2.	Term of the License Agreement is 10 years with a 5 year renewal term.

3.

The license is an exclusive, non-transferable, non-sub licensable license to manufacture, sell, represent, market, distribute and advertise the Licensed Products within the Territory on the terms and conditions set forth in the License Agreement and shall include access to, and use of, the Solace Management Group Inc.’s Licensed Products and Services, Marks, Manuals, brands, and the business format, formulations, methods, specifications, standards, and operating procedures.

4.	Apawthecary Pets USA shall pay the Solace Management Group Inc. for all packaging and shipment expenses to the Licensee at the then current market rate plus 20%.

5.

Royalties will commence to accrue when the Licensed Products are accepted by the Apawthecary Pets USA. Apawthecary Pets USA shall pay quarterly royalties in addition to the yearly royalty fee, 10% of sales based on the wholesale price of each item.

Solace Management Group Inc. owns the brand and intellectual property rights to Apawthecary Pets.

Apawthecary Pets Inc., a Canadian corporation licensed the brand and distribution rights for Apawthecary Pets for use in Canada from Solace Management Group Inc.

Solace Management Group Inc. and Apawthecary Pets USA have an officer and director in common, Bradley Kersch. Apawthecary Pets USA has negotiated a licensing and distribution agreement with Solace Management Group Inc. The $100,000 License fee has not been paid as of August 31, 2017.

The Company has raised $17,500 in proceeds for common stock sold for cash of $0.10 per common share during the year August 31, 2017. The Company has also raised $85,000 between September 1, 2017 and November 7, 2017, through recent sales of its common stock at $0.10 per share. The Company intends to continue to raise money through private placements of its common stock. In Addition, the Company filed a registration statement on Form S-1 filed with the SEC on September 15, 2017. Upon the effectiveness of the registration statement, the Company intends to raise an additional $3,000,000.

The Company’s auditors have issued an opinion that the ability of the Company to continue as a going concern is dependent on raising capital to fund its business plan and ultimately to attain profitable operations. Accordingly, these factors raise substantial doubt as to the Company’s ability to continue as a going concern.

Our business office is located at 619 S.Ridgeley Drive, Suite 101, Los Angeles, California 90036, our telephone number is (323) 345-4587 and our fax number is (323) 634-1001. Our United States and registered statutory office is located at 297 Kingsbury Grade, Lake Tahoe NV 89449-4470, telephone number (800) 553-0615.

Product Overview

Apawthecary Treats are wellness treats infused with our proprietary blend of plant-based ingredients. AMERICAN made with non-GMO human grade food ingredients. Our products are created to help maintain health and alleviate aches and pains from injury or old age.

Apawthecary is committed to researching and developing pet treat products using all natural ingredients. We source organic wherever we can. Our treats are for overall health benefits, from pain to calming. 200g bags,

Apawthecary Tinctures - Apawthecary Pet Tinctures higher concentrate of hemp terpenes per 30ml bottles. The concentrates come in Bacon flavour and Seafood flavouring Ingredients:

Hemp Terpenes, MCT Oil, Natural flavourings. (no animal by products) For pain and anxiety.

Apawthecary’s - Wild Tails- Meal replacement bars: COMPLETE K9 MEAL BARS ON THE GO! Made with 100% grain-free, all natural, human grade ingredients. Convenient, healthy, premium products interchangeable with regular dog food. Four Flavours –

Pumpkin, Peanut Butter, Bacon, Beef

Wrinkles by APAWTHECARY PETS All-natural organic face cream specially formulated to treat & prevent skin fold disease, infection & discomfort. For treating & preventing: Skin fold dermatitis, Yeast & bacterial infections, Redness, chaffing, inflammation, Crusty buildup, Sores, pimples, scabbing, Interdigital cysts, Itchy, flaky skin, hair loss, baldness, Unpleasant odor.

Hot Spot by APAWTHECARY PETS 100% all-natural organic salve specially formulated to treat “hot spots” Hotspots are essentially an immune-mediated response of the skin. They appear as red, moist, irritated, sometimes oozy skin lesions.

Nose Soother by APAWTHECARY PETS 100% all-natural organic salve specially formulated to treat Crusty and damaged noses. May heal crusty, dry, cracked, chapped, even bleeding dog noses. Our cream for dog’s noses is a synergistic, perfect blend of organic, vegan, nourishing, healing and moisturizing ingredients. Snout Soother can be applied to a dog’s nose to treat painful cracking and dryness as well as a preventative with its natural sunscreen elements.

Pet Paw Protection: 100% All Natural Organic Pet Paw Protection Wax. Prevent damage and paw conditions with Apawthecary’s Paw Protection. The paw protection comes in wax form and provides protection even in the most extreme conditions. Recommended for dogs who don't like boots on their feet!

Horse Tincture: 100% All Natural Organic tincture for horses. Specifically formulated and flavored for horses. Apple cinnamon flavour in a 50ml bottle contains 250mg of hemp terpenes / medicine

Vet-Line: Our Vet-Line of tinctures have been specially formulated for use by and recommended by Veterinarians. This line of tinctures are higher in Hemp medicine than our regular tinctures and are only sold through Veterinarians. From 120mg to 2000mg dosages.

According to the American Pet Products Association, The USA pet industry has tripled in size since 1994 from annual revenues of $17 billion to over $60 billion today. (American Pet Products Association’s U.S. Pet Industry Spending Figures & Outlook) This dramatic rise can be linked to three significant paradigm shifts:

1.	The awareness and acceptance of pets being a member of our family

2.	The increasing focus on product ‘premium’, wellness and quality of life in our society

3.	Rising awareness of food safety and security concerns related to continuing pet food recalls

Apawthecary Pet’s initial hemp-based treats and tinctures will compete in the ‘wellness pet treat or functional chew’ category. This market segment continues to grow as sophisticated ‘treat’ formulas provide functional health benefits and attract supplement consumers.

Apawthecary Pet’s products will be sold online, in pet stores and will be offered as an anti-inflammatory and anti-anxiety supplement, from the supplement and pet medication market who are seeking more natural - yet effective alternatives to pharmaceutical medicines.

Competition

Several companies have similar offerings to Apawthecary. To managements best of knowledge, none have combined the benefits of hemp into an all-in-one product offering to the dog, cat and equestrian markets to date. With Apawthecary’s proprietary process we can infuse any product from jerky to bones with our enriched formulas.

_________

Popular competitive products include: Zuke's® ‘Hip-Action’ Hip and Joint Chews, Pet Naturals® ‘Calming’ Soft Moist Chews, Cloud Star® ‘Dynamo Dog’ Hip and Joint Treats, Blue Buffalo® ‘Jolly Joints’ Jerky Treats.

Hemp supplement products: There are four companies that we know of who are currently operating in this category. They are offering products in capsule and baked biscuit formats; Canna-PetTM ‘Canna-Biscuits’ and capsules, Canna-CompanionTM Hemp capsules, TreatiblesTM baked CBD dog biscuits and TruLeaf dog chews.

Market Opportunity

Apawthecary Pets USA is an American hemp company positioning a niche in the fast growing and dynamic $60 billion American pet industry (http://www.americanpetproducts.org/press_industrytrends.asp ) with its line of Pet products branded under “Apawthecary Pets”. Apawthecary has entered the natural pet product sector with a product line consisting of innovative hemp-based wellness pet products pet treats, pet tinctures, creams and slaves followed by hemp based supplements for pets in the USA market. This will lay a profitable foundation for the company’s long-term strategy to secure a new animal drug application for a Hemp-based pet medication sold via veterinary prescription in the $13.8 billion pet medication market.

Statistics show that consumers are looking for higher quality products that address health needs common to their pets, without having to worry about food safety or harmful side effects. Products containing hemp, including hemp seed oil, hemp protein and hemp terpenes, are gaining significant acceptance as evidence of their nutritional and medicinal effectiveness becomes recognized. (https://www.forbes.com/sites/nancygagliardi/2015/02/18/consumers-want-healthy-foods-and-will-pay-more-for-them/#236d595875c5)

Apawthecary is well-positioned to meet the consumer demand for innovative pet health by marketing hemp-focused natural products that are professionally designed and, scalable for sale in the USA market. The Apawthecary product line-up provides hemp-based antioxidant, joint and calming support in biscuit format and a liquid tincture that are currently sold successfully across Canada. Apawthecary Pets USA has acquired the worldwide rights, with an option to purchase the Canadian rights for the Apawthecary Pet brand and its proprietary formulations. The company will be introducing this line to the American market and will utilize all natural ingredients including but not limited hemp as the active ingredient for anti-inflammatory and anti-anxiety supplements in the USA and worldwide. Apawthecary Pets has tremendous benefits by having continued R&D done by Apawthecary Pets Canada. This would include and not limited to new formulations and on-going updates in product development, expanding development into cat treats, horse treats and a full meal replacement bar for dogs. Apawthecary will utilize its proprietary procedures to infuse its products, this process allows pets to absorb the medicine and nutrients more effectively.

The USA pet industry has tripled in size since 1994 from annual revenues of $17 billion to over $60 billion today. – (http://www.americanpetproducts.org/press_industrytrends.asp) This dramatic rise can be linked to three significant paradigm shifts:

•	The awareness and acceptance of pets being a member of our family

•	The increasing focus on product ‘premium’, wellness and quality of life in our society

•	Rising awareness of food safety and security concerns related to continuing pet food recalls

Apawthecary Pet’s initial hemp-based treats and tinctures will enter the $3.2 billion natural pet product market and compete in the ‘wellness pet treat or functional chew’ category. This market segment continues to grow as sophisticated ‘treat’ formulas provide functional health benefits and attract supplement consumers. (http://www.packagedfacts.com/Pet-Supplements-Nutraceutical-7259313/)

Apawthecary Pet’s products will be sold online, in pet stores and will be offered as an anti-inflammatory and anti-anxiety supplement, capturing consumers from the supplement and pet medication market who are seeking more natural - yet effective alternatives to pharmaceutical medicines.

Item 1A. Risk Factors.

As a “smaller reporting company,” as defined in Rule 12b-2 of the Exchange Act, we are not required to provide the information called for by this Item.

Item 1B. Unresolved Staff Comments.

As of December 6, the Company has unresolved staff comments solely related to disclosures on its Form S-1 filed with the SEC on September 15, 2017

Item 2. Properties.

We do not own any real estate or other properties and have not entered into any long-term lease or rental agreements for property.

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

We need to seek capital from resources such as private placements in the Company’s common stock or debt financing, which may not even be available to the Company. However, if such financing were available, because we are a, early stage company with no or limited operations to date, it would likely have to pay additional costs associated with such financing and in the case of high risk loans be subject to an above market interest rate. At such time these funds are required, management would evaluate the terms of such financing. If the company cannot raise additional proceeds via such financing, it may be required to cease business operations.

As of August 31, 2017, we had $13,380 in cash as compared to $980 as of August 31, 2016. As of the date of this Form 10-K, the current funds available to the Company will not be sufficient to fund the expenses related to maintaining a reporting status. We are in the process of seeking additional equity financing in the form of private placements to fund our operations over the next 12 months and we have filed a registration statement on Form S-1 to raise $3,000,000 to fund our intended business operations.

Management believes that if subsequent private placements are successful or we are successful in raising funds from registered securities, we will generate sales revenue within twelve months thereof. However, additional equity financing may not be available to us on acceptable terms or at all, and thus we could fail to satisfy our future cash requirements.

The Company has raised $17,500 during August 31, 2017 for the sale of common stock at $0.10 per common share and it has also raised $85,000 between September 1, 2017 and November 7, 2017, through recent sales of its common stock at $0.10 per common share. The Company’s existing cash will not be sufficient to maintaining a reporting status and to implement its planned business. The Company will continue to raise money through private placements of its common stock.

We do not anticipate researching any further products nor the purchase or sale of any significant equipment. We also do not expect any significant additions to the number of employees.

Results of Operations

At August 31, 2017, the Company was not engaged in continued business and has been primarily involved in early stage activities to date. Due to a lack of funding, we have not implemented our Plan of Operations.

The Company has not yet implemented its business model. We must raise cash to implement our strategy and stay in business. In the event we do not raise any proceeds, the Company’s existing cash will not be sufficient to fund the expenses related to maintaining a reporting status and to implement its planned business. Accordingly, the Company intends to implement a different business plan, a business that will sell 100% all natural hemp infused wellness treats for dogs, cats and horses.

We had $Nil in revenue for the fiscal year ended August 31, 2017 as compared to revenue for the fiscal year ended August 31, 2016 of $Nil.

Total expenses in the fiscal year ended August 31, 2017 were $30,267 as compared to total expenses for the fiscal year ended August 31, 2016 of $93,867 resulting in a net loss for the fiscal year ended August 31, 2017 of $30,267 as compared to a net loss of $93,867 for the fiscal year ended August 31, 2016. The net loss for the fiscal year ended August 31, 2017 is a result of Professional fees of $13,200 comprised primarily of legal and accounting expense, General and administrative expense of $7,467, Management fees of $9,600, and Rent of $Nil as compared to the net loss for the fiscal year ended August 31, 2016 of $93,867 which was a result of Professional fees of $12,961 comprised primarily of legal and accounting expense, General and administrative expense of $7,306, Management fees of $16,800 and Rent of $36,800.

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

Plan of Operations

Over the 12 month period our company must raise capital to introduce its planned products and start its sales. The amount of the offering will likely allow us to operate for at least one year however, due to the fact that there is no minimum on sold shares, you may be investing in a company that will not have the funds necessary to fully develop its Plan of Operations.

We are highly dependent upon the success of the offering described herein. Therefore, the failure thereof would result in need to seek capital from other resources such as private placements in the Company’s common stock or debt financing, which may not even be available to the Company. However, if such financing were available, because we are a development stage company with no or limited operations to date, it would likely have to pay additional costs associated with such financing and in the case of high risk loans be subject to an above market interest rate. At such time these funds are required, management would evaluate the terms of such financing. If the company cannot raise additional proceeds via such financing, it would be required to cease business operations.

Over the next twelve months, we intend to l (i) open our office in Washington (ii) introduce all of our products described in the Product Overview section on page 33; (iii) launch our website as licensed from Solace Management Group Inc.

The first phase of our planned operations over this period would be to lease office space in Washington and build out the office to meets the Company needs. Immediately thereafter, the Company will launch its website and secure initial inventory.

The Company has budgeted: $11,450 for legal and accounting; $988,550 for general business development, build out of USA sales office lease of equipment for production travel expenses, wages; $300,000 sales commissions as necessary; $100,000 Legal fees; $1,600,000 additional product research and development, working capital, inventory & raw materials.

Apawthecary Pet’s products will be sold online, in pet stores, veterinary clinics, distributers and will be offered as an anti-inflammatory and anti-anxiety supplement, capturing consumers from the supplement and pet medication market who are seeking more natural - yet effective alternatives to pharmaceutical medicines.

It is the Company’s hope that sales will be generated within 30 days following the closing of this offering.

In the event the Company sells 25% of the shares offered, the Company will introduce two of its planned products, 1) Tinctures 2) Creams and salves – direct to consumer through online sales and through distributers. We will utilize co-packers to produce our products and fulfillment houses to full fill the orders on a cost plus basis. The Company will minimize its budget by the following: $11,450 for legal and accounting; $651,462 for build out of USA sales office lease of equipment for production travel expenses, wages; $37,500 sales commissions as necessary; $49,588 working capital, inventory & raw materials.

In the event the Company sells 50% of the shares offered, the Company will introduce two of its planned products, 1) Tinctures 2) Creams and salves – Increase markets by going direct to consumer through online sales through distributers and direct to Veterinarians. We will utilize co-packers to produce our products and fulfillment houses to full fill the orders on a cost plus basis. The Company will minimize its budget by the following: budget by the following: $11,450 for legal and accounting; $760,000 for build out of USA sales office lease of equipment for production travel expenses, wages; $75,000 sales commissions as necessary; $50,000 Legal fees; $603,550 additional product research and development, working capital, inventory & raw materials.

In the event the Company sells 75% of the shares offered, the Company will introduce three of its planned products, 1) Tinctures 2) Creams and salves 3) Dog Treats –by going direct to consumer through online sales through distributers and direct to Veterinarians. We will utilize a smaller corporate plant in Washington and co-packers to produce our products and fulfillment houses to full fill the orders on a cost plus basis. The Company will minimize its budget by the following: $11,450 for legal and accounting; $857,503 for build out of USA sales office lease of equipment for production travel expenses, wages; $112,500 sales commissions as necessary; $100,000 Legal fees; $1,168,547 additional product research and development, working capital, inventory & raw materials.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

As a “smaller reporting company,” as defined in Rule 12b-2 of the Exchange Act, we are not required to provide the information called for by this Item.

Item 8. Financial Statements and Supplementary Data.

Apawthecary Pets USA (formerly Bookedbyus Inc.)

Financial Statements

(Expressed in U.S. Dollars)

For the years ended August 31, 2017 and 2016

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders

Apawthecary Pets USA (formerly Bookedbyus Inc.)

We have audited the accompanying balance sheets of Apawthecary Pets USA (formerly Bookedbyus Inc.) (the “Company”) as of August 31, 2017 and 2016, and the related statements of operations, changes in stockholders’ deficit, and cash flows for the years ended August 31, 2017 and 2016. These financial statements are the responsibility of the entity’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Apawthecary Pets USA (formerly Bookedbyus Inc.) as of August 31, 2017 and 2016, and the results of its operations and its cash flows for the years ended August 31, 2017 and 2016, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company incurred net losses and has a working capital deficit, which raises substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ MaloneBailey, LLP

www.malonebailey.com

Houston, Texas

December 14, 2017

Apawthecary Pets USA (formerly Bookedbyus Inc.) Balance Sheets (Expressed in U.S. Dollars)

	August 31, 2017	August 31, 2016

Assets

Current assets
Cash and cash equivalents	$13,380	$980
Total current assets	13,380	980

Total Assets	$13,380	$980

Liabilities and Stockholders’ Deficit

Current liabilities
Accounts payable and accrued liabilities	$5,333	$3,391
Accounts payable due to related parties (Note 3)	599	153,874
Due to related parties (Note 3)	70,673	57,373
Total current liabilities	76,605	214,638

Total Liabilities	76,605	214,638

Stockholders’ deficit
Capital stock (Note 4)
Authorized
75,000,000 of common shares, par value $0.001
Issued and outstanding
23,977,264 common shares issued and outstanding (2016 – 22,170,000), par value $0.001	23,977	22,170
Additional paid in capital	265,073	86,180
Accumulated deficit	(352,275)	(322,008)

Total stockholders’ deficit	(63,225)	(213,658)

Total Liabilities and Stockholders’ Deficit	$13,380	$980

The accompanying notes are an integral part of these financial statements.

Apawthecary Pets USA (formerly Bookedbyus Inc.) Statements of Operations (Expressed in U.S. Dollars)

	For the year ended August 31, 2017	For the year ended August 31, 2016

Operating Expenses
Professional fees	$13,200	$12,961
General and administrative	7,142	7,306
Management fees (Note 3)	9,925	36,800
Rent (Note 3)	-	36,800

Total operating expenses	30,267	93,867

Net loss	$(30,267)	$(93,867)

Basic and diluted net loss per common share- basic and diluted	$(0.00)	$(0.00)

Weighted average number of common shares – basic and diluted	23,033,065	22,170,000

The accompanying notes are an integral part of these financial statements.

Apawthecary Pets USA (formerly Bookedbyus Inc.) Statements of Changes in Stockholders’ Deficit (Expressed in U.S. Dollars) For the year ended August 31, 2017 and August 31, 2016

	Number of shares issued	Capital stock	Additional paid in capital	Accumulated deficit	Stockholders’ deficit
		$	$	$	$
Balance at August 31, 2015	22,170,000	22,170	86,180	(228,141)	(119,791)
Net loss for the year	-	-	-	(93,867)	(93,867)
Balance at August 31, 2016	22,170,000	22,170	86,180	(322,008)	(213,658)

Balance at August 31, 2016	22,170,000	22,170	86,180	(322,008)	(213,658)
Shares issued for settlement for due to related party	1,632,264	1,632	161,568	-	163,200
Common shares sold for cash	175,000	175	17,325	-	17,500
Net loss for the year	-	-	-	(30,267)	(30,267)
Balance at August 31, 2017	23,977,264	23,977	265,073	(352,275)	(63,225)

The accompanying notes are an integral part of these financial statements.

Apawthecary Pets USA (formerly Bookedbyus Inc.) Statements of Cash Flows (Expressed in U.S. Dollars)

	For the year ended August 31, 2017	For the year ended August 31, 2016

Cash flows from operating activities
Net loss	$(30,267)	$(93,867)
Changes in operating assets and liabilities
Increase in accounts payable and accrued liabilities	1,942	259
Increase (decrease) in accounts payable due to related parties	(9,925)	73,600

Cash flows used in operating activities	(18,400)	(20,008)

Cash flows from financing activities
Advances from related parties	13,300	20,473
Proceeds from common shares sold for cash	17,500	-

Cash provided by financing activities	30,800	20,473

Net increase in cash	12,400	465

Cash and cash equivalents, beginning of year	980	515

Cash and cash equivalents, end of year	$13,380	$980

Supplemental disclosures of cash flow information
Cash paid during the period for:
Interest	$-	$-
Income taxes	$-	$-

Noncash investing and financing activities:
Shares issued in settlement of due to related parties	$163,200	$-

The accompanying notes are an integral part of these financial statements.

Apawthecary Pets USA (formerly Bookedbyus Inc.) Notes to Financial Statements (Expressed in U.S. Dollars)

1. Nature and Continuance of Operations

Apawthecary Pets USA (formerly Bookedbyus Inc.) (the “Company”) was incorporated under the laws of the State of Nevada on December 27, 2007. The Company intends to operate in the pet industry.

On April 2017, the Company changed its name from Bookedbyus Inc. to Apawthecary Pets USA.

In the opinion of the management, all normal recurring adjustments which are necessary for a fair presentation of financial statements of the results for the year ended August 31, 2017, have been included.

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

The Company’s financial statements as at August 31, 2017 and for the year then ended have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. The Company has a loss of $30,267 for the year ended August 31, 2017 and $93,867 for the year ended August 31, 2016 and has a working capital deficit at August 31, 2017. These factors raise substantial doubt about the ability of the Company to continue as a going concern.

Management cannot provide assurance that the Company will ultimately achieve profitable operations or become cash flow positive, or raise additional debt and/or equity capital. Management believes that the Company’s capital resources should be adequate to continue operating and maintaining its business strategy during the fiscal year ended August 31, 2018. However, if the Company is unable to raise additional capital in the near future, due to the Company’s liquidity problems, management expects that the Company will need to curtail operations, liquidate assets, seek additional capital on less favorable terms and/or pursue other remedial measures. These financial statements do not include any adjustments related to the recoverability and classification of assets or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

As at August 31, 2017, the Company was not engaged in continued business, and had significant expenses from early stage activities. Although management is currently attempting to implement its business plan and is seeking additional sources of financing, there is no assurance the activity will be successful. Accordingly, the Company must rely on its president to perform essential functions without compensation until a business operation can be commenced. The financial statements do not include any adjustments that may result from the outcome of this uncertainty.

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

Financial instruments

Accounting Standards Codification (“ASC”) 820, “Fair Value Measurements and Disclosures”, requires disclosing fair value to the extent practicable for financial instruments that are recognized or unrecognized in the balance sheet. Fair value of financial instruments is the amount at which the instruments could be exchanged in a current transaction between willing parties. The Company considers the carrying amounts of cash, restricted cash, accounts receivable, related party and other receivables, accounts payable, notes payable, related party and other payables, customer deposits, and short-term loans approximate their fair values because of the short period of time between the origination of such instruments and their expected realization. The Company considers the carrying amount of long term bank loans to approximate their fair values based on the interest rates of the instruments and the current market rate of interest.

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

As at August 31, 2017, the fair value of cash and cash equivalents, accounts payable and due to related party approximates their carrying value because of their short term maturities.

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

Related parties

Accounts payable due to related party represents an obligation to pay for services that were used in the ordinary course of business. The amount is classified as a current liability as payment is due on demand.

Comprehensive loss

ASC 220, “Comprehensive Income”, establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. As at August 31, 2017, the Company has no items that represent a comprehensive loss and, therefore, has not included a schedule of comprehensive loss in the financial statements.

Start-up expenses

The Company has adopted ASC 720-15, “Start-Up Costs”, which requires that costs associated with start-up activities be expensed as incurred. Accordingly, start-up costs associated with the Company's formation have been included in the Company's general and administrative expenses.

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

3. Due to Related Parties and Related Party Transactions

During the year ended August 31, 2017, the Company accrued management fees in the amount of $9,925(2016 - $36,800) to a consultant, Brad Kersch, who is under contract until December 31, 2016. The outstanding balance of management fees payable was $599 and $77,074 as of August 31, 2017 and 2016, respectively.

During the year ended August 31, 2017, the Company accrued rent expense in the amount of $Nil (2016 - $36,800) to a company with an officer in common. The outstanding balance of rent payable was $Nil and $76,800 as of August 31, 2017 and 2016, respectively.

On February 24, 2017, the Company settled the accounts payable of $86,400 with Brad Kersch for consulting services, per the Consulting Services Agreement, for 864,264 of Apawthecary Pets USA’s Common Shares at $0.10 per share.

On February 24, 2017, the Company settled an accounts payable of $76,800 to Digital Pilot Inc., a Company with a director in common, for office rental in Los Angeles, per the California Commercial Lease Agreement, for 768,000 of Apawthecary Pets USA’s Common Shares at $0.10 per share. As of August 31, 2017, the Company has an undetermined amount use of 619 S.Ridgley, Los Angeles CA suite for an indefinite period of time at no cost.

As of August 31, 2017, related parties of the Company have provided a series of loan, totaling $70,673 (2016 - $57,373), for working capital purposes. These amounts are unsecured, interest-free and are due on demand.

Yuying Liang has contributed uncompensated financial accounting services to Apawthecary Pets USA .

3. Due to Related Parties and Related Party Transactions (Continued)

On August 24, 2017 Apawthecary Pets USA entered into a license agreement with Solace Management Group Inc. a British Columbia corporation. The material terms of such license agreement are:

1.

Upon execution of the Agreement, the Apawthecary Pets USA shall provide a non-refundable license fee in the amount of $100,000 (the "License Fee") to be held in an escrow account pursuant and subject to the terms of an escrow agreement whereby the License Fee will remain in the escrow account until the earlier of a $3,000,000 raise by the Licensee or after the Set-up Period.

2.	Term of the License Agreement is 10 years with a 5 year renewal term.

3.

The license is an exclusive, non-transferable, non-sub licensable license to manufacture, sell, represent, market, distribute and advertise the Licensed Products within the Territory on the terms and conditions set forth in the License Agreement and shall include access to, and use of, the Solace Management Group Inc.’s Licensed Products and Services, Marks, Manuals, brands, and the business format, formulations, methods, specifications, standards, and operating procedures.

4.	Apawthecary Pets USA shall pay the Solace Management Group Inc. for all packaging and shipment expenses to the Licensee at the then current market rate plus 20%.

5.

Royalties will commence to accrue when the Licensed Products are accepted by the Apawthecary Pets USA. Apawthecary Pets USA shall pay quarterly royalties in addition to the yearly royalty fee, 10% of sales based on the wholesale price of each item.

Solace Management Group Inc. owns the brand and intellectual property rights to Apawthecary Pets.

Apawthecary Pets Inc., a Canadian corporation licensed the brand and distribution rights for Apawthecary Pets for use in Canada from Solace Management Group Inc.

Solace Management Group Inc. and Apawthecary Pets USA have an officer and director in common, Bradley Kersch. Apawthecary Pets USA has negotiated a licensing and distribution agreement with Solace Management Group Inc. The $100,000 License fee has not been paid as of August 31, 2017.

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

Issued and outstanding

The Company had 23,977,264 and 22,170,000 common shares issued and outstanding as at August 31, 2017 and August 31, 2016, respectively.

On February 24, 2017, the Company issued 1,632,264 common shares to officers of the Company for the settlement of $163,200 in related party debt.

The Company determined the fair market value of each common share to be $0.10 per share.

During the year ended August 31, 2017, the Company issued 175,000 common shares at a price of $0.10 per common share to raise total cash proceeds of $17,500.

5. Income Taxes

The Company accounts for income taxes under FASB Accounting Standard Codification ASC 740 "Income Taxes". ASC 740 requires use of the liability method. ASC 740 provides that deferred tax assets and liabilities are recorded based on the differences between the tax bases of assets and liabilities and their carrying amounts for financial reporting purposes, referred to as temporary differences. Deferred tax assets and liabilities at the end of each period are determined using the currently enacted tax rates applied to taxable income in the periods in which the deferred tax assets and liabilities are expected to be settled or realized. There was a change in control in the current year and as such the total amount should be limited to section 382 of the Internal Revenue Code such a change in control negates much of the tax loss carry forward and deferred income tax.

As of August 31, 2017, and 2016, the Company had net operating loss carry forwards of $352,275 and $322,008 that may be available to reduce future years' taxable income. Future tax benefits which may arise as a result of these losses have not been recognized in these financial statements, as their realization is determined not likely to occur and accordingly, the Company has recorded a valuation allowance for the deferred tax asset relating to these tax loss carry-forwards. Net operation losses will begin to expire in 2030. The Company has not filed any tax returns and as such all tax years are open for inspection.

Components of net deferred tax assets, including a valuation allowance, are as follows at August 31, 2017 and 2016:

	2017	2016
Deferred tax assets:
Net operating loss carry forward	123,296	112,703
Less: valuation allowance	(123,296)	(112,703)
Net deferred tax assets	-	-

The valuation allowance for deferred tax assets as of August 31, 2017 was $123,296, as compared to $112,703 as of August 31, 2016. In assessing the recovery of the deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income in the periods in which those temporary differences become deductible. Management considers the scheduled reversals of future deferred tax assets, projected future taxable income, and tax planning strategies in making this assessment. As a result, management determined it was more likely than not the deferred tax assets would not be realized as of August 31, 2017.

The provision for income taxes differs from the amount computed by applying the statutory federal income tax rate to income before provision for income taxes. The sources and tax effects of the differences are as follows:

U.S federal statutory rate	(35.0%)
Valuation reserve	35.0%
Total	-%

At August 31, 2017, the Company had unused net operating loss carryover approximating $352,275 with a full valuation allowance of $123,296 that is available to offset future taxable income which expires beginning 2030.

6. Contracts Under Commitment

The Company has leased an office in Los Angeles California for a period of twelve months commencing January 1, 2014. The office is located at Suite 101, 619 S. Ridgley Los Angeles CA 90036 ($2,000 per month) due on the first calendar day of each month. This twelve-month term automatically renews if no written notice of termination is given 30 days prior to the end on each term. The landlord agrees to accept either cash or shares as settlement for each months' rent. The landlord will defer rent in lieu of common shares at $0.10 a share as per the Registration Statement or cash. As a concession for this deferment, the landlord will charge an additional 20% per month for each month deferred. (ie. $400 or 4,000 shares at $0.10 per share.)

The California lease agreement was terminated effective August 31, 2016. The Company settled accounts payable to Digital Pilot a corporation controlled by Aerock Fox an Officer and Director of the company. As of August 31, 2017, the Company has an undetermined amount use of 619 S.Ridgley, Los Angeles CA suite for an indefinite period of time at no cost.

6. Contracts Under Commitment (Continued)

On February 24, 2017, the Company issued 768,000 common shares with a fair value of $0.10 per shares to settle accounts of $76,800 in the California lease agreement.

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

The consulting agreement was terminated effective December 31, 2016.

On February 24, 2017, the Company issued 864,000 common shares with a fair value of $0.10 per share to settle accounts of $86,400 in the consulting agreement with Brad Kersch, who is an officer and director of the company.

7. Subsequent Events

Subsequent to August 31, 2017 the Company issued 850,000 common shares for cash proceeds of $85,000.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

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

In connection with this annual report, as required by Rule 13a -15d and 15d-15e under the Securities Exchange Act of 1934, we have carried out an evaluation of the effectiveness of the design and operation of our company’s disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our company’s management, including our company’s principal executive officer and principal financial officer. Based upon that evaluation, our company’s principal executive officer and principal financial officer concluded that as of August 31, 2017 our disclosure controls and procedures were not effective due to the existence of material weaknesses in our internal controls over financial reporting.

Management’s Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rule 13a-15(f) or 15d-15(f) promulgated under the Securities Exchange Act of 1934 as a process designed by, or under the supervision of, the Company’s Principal Executive and Principal Financial officer and effected by the Company’s board of directors, management and other personnel to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America and includes those policies and procedures that:

1.	Pertains to the maintenance of records that in reasonable detail accurately and fairly reflect our transactions and disposition of assets;

2.	Provide reasonable assurance that transactions are recorded as necessary to permit preparation of our financial statements in accordance with accounting principles generally accepted in the United States of America and receipts and expenditures are being made in accordance with authorizations of management and directors; and

3.	Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of company assets that could have a material effect on our financial statements.

Management assessed the effectiveness of the Company’s internal control over financial reporting based on the criteria for effective internal control over financial reporting established in SEC guidance on conducting such assessments as of the end of the period covered by this report. Management conducted the assessment based on certain criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013. As of August 31, 2017, management determined material weaknesses occurred over our internal control over financial reporting as discussed below.

The matters involving internal controls and procedures that the Company’s management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (1) lack of a functioning audit committee and lack of a majority of outside directors on the Company’s board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (2) inadequate segregation of duties consistent with control objectives; (3) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of US GAAP and SEC disclosure requirements; and (4) ineffective controls over period end financial disclosure and reporting processes. Due to these material weaknesses management concluded that our internal control over financial reporting was not effective as of August 31, 2017.

Material Weakness Discussion and Remediation

Management believes that the material weaknesses set forth in items (2), (3) and (4) above did not have an affect on the Company’s previous reported financial results. However, management believes that the lack of a functioning audit committee and lack of a majority of outside directors on the Company’s board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures can result in the Company’s determination to its financial statements for the future periods.

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

Management believes that the appointment of one or more outside directors, who shall be appointed to a fully functioning audit committee, will remedy the lack of a functioning audit committee and a lack of a majority of outside directors on the Company’s Board. In addition, management believes that preparing and implementing sufficient written policies and checklists will remedy the following material weaknesses (i) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of US GAAP and SEC disclosure requirements; and (ii) ineffective controls over period end financial close and reporting processes. Further, management believes that the hiring of additional personnel who have the technical expertise and knowledge will result proper segregation of duties and provide more checks and balances within the department. Additional personnel will also provide the cross training needed to support the Company if personnel turn over issues within the department occur. This coupled with the appointment of additional outside directors will greatly decrease any control and procedure issues the company may encounter in the future.

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

None

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Identification of directors and executive officers

Our directors serve until their successor are elected and qualified. Our officers are elected by the Board of Directors to a term of one (1) year and serve until their successor(s) is duly elected and qualified, or until they are removed from office. The Board of Directors has no nominating or compensation committees. The company’s current Audit Committee consists of our officers and directors.

Our directors serve until a successor is elected and qualified. Our officers are elected by the Board of Directors to a term of one (1) year and serves until their successor(s) is duly elected and qualified, or until they are removed from office. The Board of Directors has no nominating or compensation committees. The company’s current Audit Committee consists of our officers and directors.

The name, address, age and position of our present officers and directors is set forth below:

Name	Age	Position(s)
Bradley Kersch[4]	51	President, Director
Aerock Fox[5]	71	Secretary, Director
Fred Person[1]	67	President, Treasurer, Chief Financial Officer and Chairman of the Board of Directors.
Susan Fox[2]	60	Secretary
David Batrick[3]	51	President, Secretary, Treasurer, Director

________

1 The person named above held his office from October 22nd, 2009 until February 24, 2017.

2 The person named above has held her office from October 22nd, 2009 until February 24, 2017.

3 The person named above held his office from December 27, 2007 through October 22nd, 2009.

4 The person named above held this office from February 24, 2017 and is expected to hold his offices/positions at least until the next annual meeting of our stockholders.

5 The person named above held this office from February 24, 2017 and is expected to hold his offices/positions at least until the next annual meeting of our stockholders.

Bradley Kersch

Since June 2014 Bradley is the President and CEO of Solace Management Group Inc. From January 2010 until May 2014, he was the CEO of Blackrock Films and the Executive Producer of Blackrock Media. From May 1995 until January 2010 Bradley was the CEO and Executive Producer at Shoreline Studios Inc. He holds a Bachelor of Commerce degree from the University of British Columbia

Aerock Fox

Since 1981 Aerock has been the President of Fox Productions Inc. He graduated from Bishop’s University with a Bachelor of Arts Degree in 1971 and graduated from University of British Columbia with a Masters of Counselling Psychology in 1979.

Our directors and officers do not hold positions on the board of directors of any other U.S. reporting companies and have no affiliation with any company that has filed for bankruptcy within the last five years. The Company is not aware of any proceedings to which any of the Company’s officers or directors, or any associate of any such officer or director, is a party adverse to the Company or any of the Company’s subsidiaries or has a material interest adverse to it or any of its subsidiaries.

The Company believes that Mr. Kersch’s and Mr. Fox’s business experience and their entrepreneurial success make them well suited to serve as our officers and directors.

Our directors and officers do not hold positions on the board of directors of any other U.S. reporting companies and has no affiliation with any company that has filed for bankruptcy within the last five years. The Company is not aware of any proceedings to which any of the Company’s officers or directors, or any associate of any such officer or director, is a party adverse to the Company.

Significant Employees

The Company does not, at present, have any employees other than the current officer and director. We have not entered into any employment agreements, as we currently do not have any employees other than the current officer and director.

Family Relations

There are no family relationships among the Directors and Officers of Apawthecary Pets USA.

Involvement in Legal Proceedings

No executive Officer or Director of the Company has been convicted in any criminal proceeding or is the subject of a criminal proceeding that is currently pending.

No Executive Officer or Director of the Company is involved in any bankruptcy petition by or against any business in which they are a general partner or executive officer at this time or within two years of any involvement as a general partner, executive officer, or Director of any business.

Item 11. Executive Compensation.

The table below summarizes all compensation awarded to, earned by, or paid to our named executive officers and director for all services rendered in all capacities to us for the period from inception through August 31, 2017.

SUMMARY COMPENSATION TABLE
Name and principal position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
David Batrick	2007	0	0	0	0	0	0	0	0
	2008	0	0	0	0	0	0	0	0
	2009	0	0	0	0	0	0	0	0

Fred Person[2] President	2009	0	0	0	0	0	0	0	0
	2010	12,000	0	0	0	0	0	0	12,000
	2011	0	0	0	0	0	0	0	0
	2012	0	0	0	0	0	0	0	0
	2013	0	0	0	0	0	0	0	0
	2014	0	0	0	0	0	0	0	0
	2015	0	0	0	0	0	0	0	0
	2016	0	0	0	0	0	0	0	0

Susan Fox[3] Secretary	2008	8,000	0	0	0	0	0	0	8,000
	2009	12,000	0	0	0	0	0	0	12,000
	2010	0	0	0	0	0	0	0	0
	2011	0	0	0	0	0	0	0	0
	2012	0	0	0	0	0	0	0	0
	2013	0	0	0	0	0	0	0	0
	2014	0	0	0	0	0	0	0	0
	2015	0	0	0	0	0	0	0	0
	2016	0	0	0	0	0	0	0	0

Bradley D Kersch President/Treasurer	2017	0	0	0	0	0	0	0	0

Aerock Fox Secretary	2017	0	0	0	0	0	0	0	0

During the stages of formation and development, the Company agreed to pay management fees to its executive officers. The Company arbitrarily determined $1,000 per month was reasonable. No written agreement exists. We did not agree to pay nor did we accrue any salaries in 2011, 2012, 2013, 2014 and 2015. We do not anticipate beginning to pay salaries until we have adequate funds to do so. There are no other stock option plans, retirement, pension, or profit sharing plans for the benefit of our officers and directors other than as described herein.

___________

2 As at August 31, 2015, the amounts due to related parties consist of $nil (2014 - $nil) payable to a director of the Company. On March 31, 2011, the Company settled the balance due in the amount of $14,475 by issuing 2,895,000 common shares of the Company valued at $0.005 per common share to this director of the Company (Note 6). This balance is non-interest bearing, unsecured and has no fixed terms of repayment.

3 As at August 31, 2014, the amounts due to related parties consist of $nil (2013 - $nil) payable to a former director of the Company. On March 31, 2011, the Company settled the balance due in the amount of $21,775 by issuing 4,355,000 common shares of the Company valued at $0.005 per common share to this former officer and director of the Company (Note 6). This balance is non-interest bearing, unsecured and has no fixed terms of repayment. As at August 31, 2014, the amounts due to related parties consist of $nil (2013 - $ nil) payable to a company with an officer in common. On March 31, 2011, the Company settled the balance due in the amount of $9,100 by issuing 1,820,000 common shares of the Company valued at $0.005 per common share to this company with an officer in common (Note 6). This balance is non-interest bearing, unsecured and has no fixed terms of repayment.

Outstanding Equity Awards at Fiscal Year-End

The table below summarizes all unexercised options, stock that has not vested, and equity incentive plan awards for each named executive officer as of August 31, 2017.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END
OPTION AWARDS							STOCK AWARDS
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested (#)
Fred Person	-	-	-	-	-	-	-	-	-
Susan Fox	-	-	-	-	-	-	-	-	-
Bradley Kersch	-	-	-	-	-	-	-	-	-
Aerock Fox	-	-	-	-	-	-	-	-	-

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

Director Compensation

The table below summarizes all compensation awarded to, earned by, or paid to our directors for all services rendered in all capacities to us for the period from inception (December 27, 2007) through August 31, 2017:

DIRECTOR COMPENSATION
Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Non-Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
1)Fred Person	0	0	0	0	0	0	0

2)Bradley Kersch	0	0	0	0	0	0	0

3)Aerock Fox	0	0	0	0	0	0	0

________

[1] Fred Person resigned as President & Director.

[2] Bradley Kersch appointed President & Director

[3] Aerock Fox appointed Secretary & Director

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth, as of the date of this prospectus, the total number of shares owned beneficially by our sole officer and director, and key employees, individually and as a group, and the present owners of 5% or more of our total outstanding shares. The table also reflects what this ownership will be assuming completion of the sale of all shares in this offering. The stockholder listed below has direct ownership of her shares and possesses sole voting and dispositive power with respect to the shares. The percent of class is based on 23,977,264 shares of common stock issued and outstanding as of August 31, 2017.

Title of Class	Name and Address BeneficialOwner [1]	Amount and Nature of Beneficial Owner	Percent of Class

Common Stock	Susan Fox	4,455,000	18.6
Common Stock	Bradley Kersch	4,164,597	17.4
Common Stock	Gabriele Jerousek	3,300,334	13.8
Common Stock	Tammy Kersch	3,340,333	13.9
Common Stock	CWB	1,820,000	7.6
Common Stock	Aerock Fox	994,000	4.1
Common Stock	Digital Pilot	868,000	3.6
Common Stock	All Officers & Directors as Group (2 persons)	6,026,597	25.1

____________

[1]

 The person named above may be deemed to be a “parent” and “promoter” of our company, within the meaning of such terms under the Securities Act of 1933, as amended, by virtue of his direct and indirect stock holdings. Mr. Person and Ms. Fox are the only “promoter” of our company.

[2]

 Beneficial ownership is determined in accordance with the Rule 13d3(d)(1) of the Exchange Act, as amended and generally includes voting or investment power with respect to securities. Pursuant to the rules and regulations of the Securities and Exchange Commission, shares of common stock that an individual or group has a right to acquire within 60 days pursuant to the exercise of options or warrants are deemed to be outstanding for the purposes of computing the percentage ownership of such individual or group and includes shares that could be obtained by the named individual within the next 60 days. The amount of share held by Susan Fox does not include the amounts she beneficially owns as the sole shareholder of CWB Inc.

[3]	Susan Fox is the sole shareholder of CWB Inc.
[4]	Aerock Fox is the sole shareholder of Digital Pilot Inc.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

During the year ended August 31, 2017, the Company accrued management fees in the amount of $9,925 (2016 - $36,800) to a consultant Bradley Kersch who was under contract until December 31, 2016. The outstanding balance of management fees payable was $599 and $77,074 as of August 31, 2017 and 2016 respectively. This consulting agreement terminated effective December 31, 2016.

As of August 31, 2017, related parties of the Company have provided a series of loans, totaling $70,673 (2016 - $57,373), for working capital purposes. These amounts are unsecured, interest-free and are due on demand.

On February 24, 2017, the Company settled the accounts payable of $86,400 with Brad Kersch for consulting services, per the Consulting Services Agreement, for 864,264 of Apawthecary Pets USA’s Common Shares at $0.10 per share.

On February 24, 2017, the Company settled an accounts payable of $76,800 to Digital Pilot Inc., with a director in common, for office rental in Los Angeles, per the California Commercial Lease Agreement, for 768,000 of Apawthecary Pets USA’s Common Shares at $0.10 per share. As of August 31, 2017, the Company has an undetermined amount use of 619 S. Ridgley, Los Angeles CA suite for an indefinite period of time at no cost

Yuying Liang has contributed uncompensated financial accounting services to Apawthecary Pets USA

Item 14. Principal Accounting Fees and Services.

During the fiscal year ended August 31, 2017 we incurred approximately $9,635 in fees to our principal independent accountants for professional services rendered in connection with the audit of financial statements for the fiscal year ended August 31, 2017 and reviews of our financial statements for the quarters ended November 30, 2016, February 28, 2017 and May 31, 2017.

During the fiscal year ended August 31, 2016 we incurred approximately $9,500 in fees to our principal independent accountants for professional services rendered in connection with the audit of financial statements for the fiscal year ended August 31, 2016 and reviews of our financial statements for the quarters ended November 30, 2015, February 28, 2016 and May 31, 2016

During the fiscal years ended August 31, 2017 and 2016 we did not incur any other fees for professional services rendered by our principal independent accountants for all other non-audit services which may include, but not limited to, tax related services, actuarial services or valuation services.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

The following exhibits are incorporated into this Form 10-K Annual Report:

Exhibit No.	Description
3.1	Certificate of Amendment [1]
3.2	By-Laws of Bookedbyus Inc. [2]
31.1	Certification of Chief Executive Officer Pursuant to Rule 13a–14(a) or 15d-14(a) of the Securities Exchange Act of 1934
31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934*
32.1	Certification of Chief Executive Officer under Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer under Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**
101	Interactive data files pursuant to Rule 405 of Regulation S-T

_______

[1] Incorporated by reference from the Company’s S-1 filed with the Commission on September 15, 2017.

[2] Incorporated by reference from the Company’s S-1 filed with the Commission on September 9, 2011.

* Included in Exhibit 31.1

** Included in Exhibit 32.1

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Bookedbyus Inc.

By:	/s/ Brad Kersch
Brad Kersch
President and Director Principal Executive Officer Principal Financial Officer

Dated: December 14, 2017

33