Form 10-Q
period 2017-11-30
Apawthecary Pets USA
filed 2018-01-22
CIK 1528697

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: November 30, 2017

000-55513

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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
(Do not check if a smaller reporting company)		Emerging Growth company	☒

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. As of January 19, 2018, we had 24,827,264 shares of common stock outstanding.

2

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

Apawthecary Pets USA

Financial Statements

(Expressed in U.S. Dollars)

For the three month periods ended November 30, 2017 and 2016

(Unaudited)

Apawthecary Pets USA Balance Sheets (Expressed in U.S. Dollars) (Unaudited)

	November 30, 2017	August 31, 2017

Assets

Current assets
Cash and cash equivalents	$79,512	$13,380
Inventory	7,200	-
Total current assets	86,712	13,380

Total Assets	$86,712	$13,380

Liabilities and Stockholders’ Equity (Deficit)

Current liabilities
Accounts payable and accrued liabilities	$10,137	$5,333
Accounts payable due to related parties (Note 3)	599	599
Due to related parties (Note 3)	70,673	70,673
Total current liabilities	81,409	76,605

Total Liabilities	81,409	76,605

Stockholders’ equity (deficit)
Capital stock (Note 4)
Authorized
75,000,000 of common shares, par value $0.001
Issued and outstanding
24,827,264 common shares issued and outstanding (August 31, 2017 - 23,977,264), par value $0.001	24,827	23,977
Additional paid in capital	349,223	265,073
Accumulated deficit	(368,747)	(352,275)

Total Stockholders’ Equity (Deficit)	5,303	(63,225)

Total Liabilities and Stockholders’ Equity (Deficit)	$86,712	$13,380

The accompanying notes are an integral part of these unaudited financial statements.

Apawthecary Pets USA Statements of Operations (Expressed in U.S. Dollars) (Unaudited)

	For the three month period ended November 30, 2017	For the three month period ended November 30, 2016
Operating Expenses
Professional fees	$8,149	$2,490
General and administrative	8,323	547
Management fees (Note 3)	-	7,200

Total operating expenses	16,472	10,237

Net loss	$(16,472)	$(10,237)

Basic and diluted net loss per common share	$(0.00)	$(0.00)

Weighted average number of common shares – basic and diluted	24,780,561	22,170,000

The accompanying notes are an integral part of these unaudited financial statements.

Apawthecary Pets USA Statements of Cash Flows (Expressed in U.S. Dollars) (Unaudited)

	For the three month period ended November 30, 2017	For the three month period ended November 30, 2016

Cash flows from operating activities
Net loss	$(16,472)	$(10,237)
Changes in operating assets and liabilities
Increase in inventory	(7,200)	-
Increase (decrease) in accounts payable and accrued liabilities	4,804	(1,162)
Increase in accounts payable due to related parties	-	7,200

Cash flows used in operating activities	(18,868)	(4,199)

Cash flows from financing activities
Advances from related parties	-	6,000
Proceeds from common shares sold for cash	85,000	-

Cash provided by financing activities	85,000	6,000

Net increase in cash	66,132	1,801

Cash and cash equivalents, beginning of period	13,380	980

Cash and cash equivalents, end of period	$79,512	$2,781

The accompanying notes are an integral part of these unaudited financial statements.

Apawthecary Pets USA Notes to Financial Statements (Expressed in U.S. Dollars) For the three month periods ended November 30, 2017 and 2016 (Unaudited)

1. Nature and Continuance of Operations

Apawthecary Pets USA (formerly Bookedbyus Inc.) (the “Company”) was incorporated under the laws of the State of Nevada on December 27, 2007. The Company intends to operate in the pet industry.

On April 2017, the Company changed its name from Bookedbyus Inc. to Apawthecary Pets USA.

In the opinion of the management, all normal recurring adjustments which are necessary for a fair presentation of financial statements of the results for the interim ended November 30, 2017, have been included.

The Company’s financial statements as of November 30, 2017 and for the period then ended have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. The Company has a loss of $16,472 for the three months period ended November 30, 2017 and $10,237 for the three months period ended November 30, 2016. These factors raise substantial doubt about the ability of the Company to continue as a going concern.

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

As of November 30, 2017, the Company was not engaged in continued business, and had significant expenses from early stage activities. Although management is currently attempting to implement its business plan and is seeking additional sources of financing, there is no assurance the activity will be successful. Accordingly, the Company must rely on its president to perform essential functions without compensation until a business operation can be commenced. The financial statements do not include any adjustments that may result from the outcome of this uncertainty.

Apawthecary Pets USA Notes to Financial Statements (Expressed in U.S. Dollars) For the three month periods ended November 30, 2017 and 2016 (Unaudited)

2. Significant Accounting Policies

Basis of Presentation

The accompanying unaudited interim financial statements of Apawthecary Pets USA have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission, and should be read in conjunction with the Company’s audited financial statements for the year ended August 31, 2017, as filed with the SEC on Form 10-K. In the opinion of management, all normal recurring adjustments which are necessary for a fair presentation of financial statements of the results for the interim period ended November 30, 2017, have been included. The results of operations for the interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements which would substantially duplicate the disclosures contained in the audited financial statements for the most recent fiscal period ended August 31, 2017, as reported in the Form 10-K, have been omitted.

Inventory

Inventories are stated at the lower of cost or market or net realizable value, using the first-in first-out method. Cost includes materials, labor and manufacturing overhead related to the purchase and production of inventories. The Company regularly review inventory quantities on hand, future purchase commitments with supplies, and the estimated utility of inventory. If the review indicates a reduction in utility below carrying value, the Company reduces the inventory to a new cost basis through a charge to cost of goods sold. All inventory as of November 30, 2017 is finished goods.

3. Due to Related Parties and Related Party Transactions

During the three months period ended November 30, 2017, the Company accrued management fees in the amount of $Nil (2016 - $7,200) to a consultant, Brad Kersch, who is under contract until December 31, 2016. The outstanding balance of management fees payable was $599 as of November 30, 2017 and as of August 31, 2017.

Apawthecary Pets USA Notes to Financial Statements (Expressed in U.S. Dollars) For the three month periods ended November 30, 2017 and 2016 (Unaudited)

3. Due to Related Parties and Related Party Transactions (Continued)

The Company has an undetermined amount use of 619 S.Ridgley, Los Angeles CA suite from Digital Pilot., a Company with a director in common for an indefinite period of time at no cost.

As of November 30, 2017, related parties of the Company have provided a series of loan, totaling $70,673 (August 31, 2017 - $70,673), for working capital purposes. These amounts are unsecured, interest free and are due on demand.

Yuying Liang has contributed uncompensated financial accounting services to Apawthecary Pets USA.

On August 24, 2017, Apawthecary Pets USA entered into a license agreement with Solace Management Group Inc. a British Columbia corporation. The material terms of such license agreement are:

1.	Upon execution of the Agreement, the Apawthecary Pets USA shall provide a non-refundable license fee in the amount of $100,000 (the " License Fee") to be held in an escrow account pursuant and subject to the terms of an escrow agreement whereby the License Fee will remain in the escrow account until the earlier of a $3,000,000 raise by the Licensee or after the Set-up Period.

2.	Term of the License Agreement is 10 years with a 5 year renewal term.

3.	The license is an exclusive, non-transferable, non-sub licensable license to manufacture, sell, represent, market, distribute and advertise the Licensed Products within the Territory on the terms and conditions set forth in the License Agreement and shall include access to, and use of, the Solace Management Group Inc.’s Licensed Products and Services, Marks, Manuals, brands, and the business format, formulations, methods, specifications, standards, and operating procedures.

4.	Apawthecary Pets USA shall pay the Solace Management Group Inc. for all packaging and shipment expenses to the Licensee at the then current market rate plus 20%.

5.	Royalties will commence to accrue when the Licensed Products are accepted by the Apawthecary Pets USA. Apawthecary Pets USA shall pay quarterly royalties in addition to the yearly royalty fee, 10% of sales based on the wholesale price of each item.

Solace Management Group Inc. owns the brand and intellectual property rights to Apawthecary Pets.

Apawthecary Pets Inc., a Canadian corporation licensed the brand and distribution rights for Apawthecary Pets for use in Canada from Solace Management Group Inc.

Apawthecary Pets USA Notes to Financial Statements (Expressed in U.S. Dollars) For the three month periods ended November 30, 2017 and 2016 (Unaudited)

3. Due to Related Parties and Related Party Transactions (Continued)

Solace Management Group Inc. and Apawthecary Pets USA have an officer and director in common, Bradley Kersch. Apawthecary Pets USA has negotiated a licensing and distribution agreement with Solace Management Group Inc. The $100,000 License fee has not been paid as of November 30, 2017.

4. Capital Stock

The total authorized capital is 75,000,000 common shares with a par value of $0.001 per common share.

Issued and outstanding

The Company had 24,827,264 and 23,977,264 common shares issued and outstanding as at November 30, 2017 and August 31, 2017, respectively.

During the three months period ended November 30, 2017, the Company issued 850,000 common shares for cash proceeds of $85,000.

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

On August 24, 2017, Apawthecary Pets USA entered into a license agreement with Solace Management Group Inc. a British Columbia corporation. The material terms of such license agreement are:

1.	Upon execution of the Agreement, the Apawthecary Pets USA shall provide a non-refundable license fee in the amount of $100,000 (the " License Fee") to be held in an escrow account pursuant and subject to the terms of an escrow agreement whereby the License Fee will remain in the escrow account until the earlier of a $3,000,000 raise by the Licensee or after the Set-up Period.

2.	Term of the License Agreement is 10 years with a 5 year renewal term.

3.	The license is an exclusive, non-transferable, non-sub licensable license to manufacture, sell, represent, market, distribute and advertise the Licensed Products within the Territory on the terms and conditions set forth in the License Agreement and shall include access to, and use of, the Solace Management Group Inc.’s Licensed Products and Services, Marks, Manuals, brands, and the business format, formulations, methods, specifications, standards, and operating procedures.

4.	Apawthecary Pets USA shall pay the Solace Management Group Inc. for all packaging and shipment expenses to the Licensee at the then current market rate plus 20%.

5.	Royalties will commence to accrue when the Licensed Products are accepted by the Apawthecary Pets USA. Apawthecary Pets USA shall pay quarterly royalties in addition to the yearly royalty fee, 10% of sales based on the wholesale price of each item.

Solace Management Group Inc. owns the brand and intellectual property rights to Apawthecary Pets.

Apawthecary Pets Inc., a Canadian corporation licensed the brand and distribution rights for Apawthecary Pets for use in Canada from Solace Management Group Inc.

Capital Resources and Liquidity

Our auditors have issued a “going concern” opinion, meaning that there is substantial doubt if we can continue as an on-going business unless we obtain additional capital. No substantial revenues from our planned business model are anticipated until we have raised sufficient monies to implement our business model. During the three months period ended November 30, 2017, the Company issued 850,000 common shares for cash proceeds of $85,000.

The Company will need to seek capital from other resources such as private placements in the Company’s sales of registered securities, or debt financing, which may not even be available to the Company. However, if such financing were available, because we are a development stage company with no or limited operations to date, it would likely have to pay additional costs associated with such financing and in the case of high risk loans be subject to an above market interest rate. At such time these funds are required, management would evaluate the terms of such financing. If the company cannot raise additional proceeds via such financing, it would be required to cease business operations.

As of November 30, 2017, we had $79,512 in cash as compared to $13,380 as at August 31, 2017. As of the date of this Form 10-Q, management believes that the Company’s capital resources should be adequate to continue operating and maintaining its business strategy during the fiscal year ended August 31, 2018. However, if the Company is unable to raise additional capital in the near future, due to the Company’s liquidity problems, management expects that the Company will need to curtail operations, liquidate assets, seek additional capital on less favorable terms and/or pursue other remedial measures.

We do not anticipate researching any further products nor the purchase or sale of any significant equipment. We also do not expect any significant additions to the number of employees.

Results of Operations

We had $nil in revenue for the three month period ended November 30, 2017 as compared to revenue for three month period ended November 30, 2016 of $nil.

Total expenses in the three month period ended November 30, 2017 were $16,472 as compared to total expenses for the three month period ended November 30, 2016 of $10,237 resulting in a net loss for the three month period ended November 30, 2017 of $16,472 as compared to a net loss of $10,237 for the three months ended November 30, 2016. The net loss for the three month period ended November 30, 2017 is a result of Professional fees of $8,149 comprised of legal and accounting fees, General and administrative expense of $8,323 and Management fees of $nil as compared to the net loss for the three month period ended November 30, 2016 of $10,237 is a result of Cost of sales of $nil, Professional fees of $2,490 comprised of legal and accounting fees, General and administrative expense of $547, Management fees of $7,200 and Rent of $nil.

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

In connection with this quarterly report, as required by Rule 15d-15 under the Securities Exchange Act of 1934, we have carried out an evaluation of the effectiveness of the design and operation of our company's disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our company's management, including our company's principal executive officer and principal financial officer. Based upon that evaluation, our company's principal executive officer and principal financial officer concluded that subject to the inherent limitations noted in this Part II, Item 9A(T) as of November 30, 2017, our disclosure controls and procedures were not effective due to the existence of material weaknesses in our internal controls over financial reporting.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) or 15d-15(f)) during the quarter ended November 30, 2017 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Item 2. Unregistered Sales of Securities and Use of Proceeds.

None

Item 3. Defaults Upon Senior Securities.

None

Item 4. Mine Safety Diclosure.

None

Item 5. Other Information.

(a) None

Item 6. Exhibits.

The following documents are filed as a part of this report or are incorporated by reference to previous filings, if so indicated:

Exhibit No.	Description
3.1	Certificate of Amendment as previously filed with the SEC on Form S-1 on September 15, 2017
3.2	By-Laws Inc. as previously filed with the SEC on Form S-1 on September 7, 2011
31.1	Certification of Chief Executive Officer Pursuant to Rule 13a–14(a) or 15d-14(a) of the Securities Exchange Act of 1934
31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934*
32.1	Certification of Chief Executive Officer under Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer under Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**

_______

* Included in Exhibit 31.1

** Included in Exhibit 32.1

SIGNATURES*

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Apawthecary Pets USA

Date: January 22, 2018	By:	/s/ Brad Kersch
Brad Kersch
President and Director Principal Executive Officer Principal Financial Officer

