Form 10-Q
period 2018-02-28
Apawthecary Pets USA
filed 2018-04-23
CIK 1528697

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 28, 2018

000-55513

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes    ☒ No

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court  ☐ Yes   ☐ No

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. As of April 20, 2018 we had 24,827,264 shares of common stock outstanding.

2

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

Apawthecary Pets USA

Financial Statements

(Expressed in U.S. Dollars)

For the three and six months ended February 28, 2018 and 2017

(Unaudited)

Apawthecary Pets USA Balance Sheets (Expressed in U.S. Dollars) (Unaudited)

	February 28, 2018	August 31, 2017

Assets

Current assets
Cash and cash equivalents	$54,369	$13,380
Inventory	7,200	-
Total current assets	61,569	13,380

Total Assets	$61,569	$13,380

Liabilities and Stockholders’ Deficit

Current liabilities
Accounts payable and accrued liabilities	$13,039	$5,333
Accounts payable due to related parties (Note 3)	599	599
Due to related parties (Note 3)	70,673	70,673
Total current liabilities	84,311	76,605

Total Liabilities	84,311	76,605

Stockholders’ deficit
Capital stock (Note 4)
Authorized 75,000,000 of common shares, par value $0.001 Issued and outstanding 24,827,264 common shares issued and outstanding (August 31, 2017 - 23,977,264), par value $0.001	24,827	23,977
Additional paid-in capital	349,223	265,073
Accumulated deficit	(396,792)	(352,275)

Total Stockholders’ Deficit	(22,742)	(63,225)

Total Liabilities and Stockholders’ Deficit	$61,569	$13,380

The accompanying notes are an integral part of these unaudited financial statements.

Apawthecary Pets USA Statements of Operations (Expressed in U.S. Dollars) (Unaudited)

	For the three months ended February 28, 2018	For the three months ended February 28, 2017	For the six months ended February 28, 2018	For the six months ended February 28, 2017

Expenses
Professional fees	$24,787	$2,500	$32,936	$4,990
General and administrative	3,258	3,237	11,581	3,784
Management fees (Note 3)	-	2,400	-	9,600
Total expenses	28,045	8,137	44,517	18,374

Net loss	$(28,045)	$(8,137)	$(44,517)	$(18,374)

Basic and diluted loss per common share	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average number of common shares – basic and diluted	24,827,264	22,242,545	24,803,783	22,206,072

The accompanying notes are an integral part of these unaudited financial statements.

Apawthecary Pets USA (formerly Bookedbyus Inc.) Statements of Stockholders’ Deficit For the six months ended February 28, 2018 (Expressed in U.S. Dollars) (Unaudited)

	Number of shares issued	Capital stock	Additional paid in capital	Accumulated deficit	Stockholders’ deficit
		$	$	$	$
Balance at August 31, 2017	23,977,264	23,977	265,073	(352,275)	(63,225)
Common shares sold for cash	850,000	850	84,150	-	85,000
Net loss for the period	-	-	-	(44,517)	(44,517)
Balance at February 28, 2018	24,827,264	24,827	349,223	(396,792)	(22,742)

The accompanying notes are an integral part of these unaudited financial statements.

Apawthecary Pets USA Statements of Cash Flows (Expressed in U.S. Dollars) (Unaudited)

	For the six months ended February 28, 2018	For the six months ended February 28, 2017

Cash flows from operating activities
Net loss	$(44,517)	$(18,374)
Changes in operating assets and liabilities
Increase in inventory	(7,200)	-
Increase (decrease) in accounts payable and accrued liabilities	7,706	(603)
Increase in due to related parties	-	9,600

Cash flows used in operating activities	(44,011)	(9,377)

Cash flows from financing activities
Advances from related parties	-	10,000
Proceeds from common shares sold for cash	85,000	-

Cash provided by financing activities	85,000	10,000

Net increase in cash	40,989	623

Cash and cash equivalents, beginning of period	13,380	980

Cash and cash equivalents, end of period	$54,369	$1,603

Supplemental disclosures of cash flow information
Cash paid during the period for:
Interest
Income Taxes

Noncash investing and financing activities:
Shares issued in settlement of due to related parties	$-	$163,200

The accompanying notes are an integral part of these unaudited financial statements.

Apawthecary Pets USA Notes to Financial Statements (Expressed in U.S. Dollars) For the three and six month periods ended February 28, 2018 and 2017 (Unaudited)

1. Nature and Continuance of Operations

Apawthecary Pets USA (formerly Bookedbyus Inc.) (the “Company”) was incorporated under the laws of the State of Nevada on December 27, 2007. The Company intends to operate in the pet industry.

On April 2017, the Company changed its name from Bookedbyus Inc. to Apawthecary Pets USA.

In the opinion of the management, all normal recurring adjustments which are necessary for a fair presentation of financial statements of the results for the interim ended February 28, 2018, have been included.

The Company’s interim financial statements as at February 28, 2018 and for the year then ended have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. The Company has a loss of $44,517 for the six month period ended February 28, 2018 (2017 - $18,374) and has a working capital deficit of $22,742 at February 28, 2018. These factors raise substantial doubt about the ability of the Company to continue as a going concern.

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

As at February 28, 2018, the Company was not engaged in continued business, and had significant expenses from early stage activities. Although management is currently attempting to implement its business plan and is seeking additional sources of financing, there is no assurance the activity will be successful. Accordingly, the Company must rely on its president to perform essential functions without compensation until a business operation can be commenced. The financial statements do not include any adjustments that may result from the outcome of this uncertainty.

Apawthecary Pets USA Notes to Financial Statements (Expressed in U.S. Dollars) For the three and six month periods ended February 28, 2018 and 2017 (Unaudited)

2. Significant Accounting Policies

Basis of Presentation

The accompanying unaudited interim financial statements of Apawthecary Pets USA have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission, and should be read in conjunction with the Company’s audited financial statements for the year ended August 31, 2017, as filed with the SEC on Form 10-K. In the opinion of management, all normal recurring adjustments which are necessary for a fair presentation of financial statements of the results for the interim period ended February 28, 2018, have been included. The results of operations for the interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements which would substantially duplicate the disclosures contained in the audited financial statements for the most recent fiscal period ended August 31, 2017, as reported in the Form 10-K, have been omitted.

Inventory

Inventories are stated at the lower of cost or market or net realizable value, using the first-in first-out method. Cost includes materials, labor and manufacturing overhead related to the purchase and production of inventories. The Company regularly review inventory quantities on hand, future purchase commitments with supplies, and the estimated utility of inventory. If the review indicates a reduction in utility below carrying value, the Company reduces the inventory to a new cost basis through a charge to cost of goods sold. All inventory as of February 28, 2018 is finished goods.

Recent accounting pronouncements

The Company's management has evaluated all the recently issued accounting pronouncements through the filing date of these financial statements and does not believe that any of these pronouncements will have a material impact on the Company's financial position and results of operations.

3. Due to Related Parties and Related Party Transactions

During the six months period ended February 28, 2018, the Company accrued management fees in the amount of $Nil (2017 - $9,600) to a former consultant and current President, Brad Kersch, who is under contract until December 31, 2016. The outstanding balance of management fees payable was $599 as of February 28, 2018 and as of August 31, 2017.

Apawthecary Pets USA Notes to Financial Statements (Expressed in U.S. Dollars) For the three and six month periods ended February 28, 2018 and 2017 (Unaudited)

3. Due to Related Parties and Related Party Transactions (Continued)

As of February 28, 2018, the Company has an undetermined amount use of 619 S.Ridgley, Los Angeles CA suite for an indefinite period of time at no cost.

As of February 28, 2018, related parties of the Company have provided a series of loan, totaling $70,673 (August 31, 2017 - $70,673), for working capital purposes. These amounts are unsecured, interest free and are due on demand.

Yuying Liang has contributed uncompensated financial accounting services to the Company.

On August 24, 2017, the Company entered into a license agreement with Solace Management Group Inc. a British Columbia corporation. The Company is now proceeding to implement its planned operations. The material terms of such license agreement are:

1.	Upon execution of the Agreement, the Company shall provide a non-refundable license fee in the amount of $100,000 (the " License Fee") to be held in an escrow account pursuant and subject to the terms of an escrow agreement whereby the License Fee will remain in the escrow account until the earlier of a $3,000,000 raise by the Licensee or after the Set-up Period.

2.	Term of the License Agreement is 10 years with a 5 year renewal term.

3.	The license is an exclusive, non-transferable, non-sub licensable license to manufacture, sell, represent, market, distribute and advertise the Licensed Products within the Territory on the terms and conditions set forth in the License Agreement and shall include access to, and use of, the Solace Management Group Inc.’s Licensed Products and Services, Marks, Manuals, brands, and the business format, formulations, methods, specifications, standards, and operating procedures.

4.	The Company shall pay the Solace Management Group Inc. for all packaging and shipment expenses to the Licensee at the then current market rate plus 20%.

5.	Royalties will commence to accrue when the Licensed Products are accepted by the Company. The Company shall pay quarterly royalties in addition to the yearly royalty fee, 10% of sales based on the wholesale price of each item.

Solace Management Group Inc. owns the brand and intellectual property rights to Apawthecary Pets.

Apawthecary Pets Inc., a Canadian corporation licensed the brand and distribution rights for Apawthecary Pets for use in Canada from Solace Management Group Inc.

Apawthecary Pets USA Notes to Financial Statements (Expressed in U.S. Dollars) For the three and six month periods ended February 28, 2018 and 2017 (Unaudited)

3. Due to Related Parties and Related Party Transactions (Continued)

Solace Management Group Inc. and the Company have an officer and director in common, Bradley Kersch. The Company has negotiated a licensing and distribution agreement with Solace Management Group Inc. The $100,000 License fee has not been paid as of February 28, 2018.

4. Capital Stock

The total authorized capital is 75,000,000 common shares with a par value of $0.001 per common share.

Issued and outstanding

The Company had 24,827,264 and 23,977,264 common shares issued and outstanding as at February 28, 2018 and August 31, 2017, respectively.

During the six months period ended February 28, 2018, the Company issued 850,000 common shares for cash proceeds of $85,000.

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

As at February 28, 2018, the Company was not engaged in continued business but had made a modest profit from a consulting project in a prior period and had significant expenses from development stage activities. Although management is currently attempting to implement its business plan and has purchased inventory, it is seeking additional sources of financing, there is no assurance the activity will be successful. The Company has filed a Form S-1 intended to register securities for sale for a total amount of $3,000,000 on September 15, 2017. Accordingly, the Company must rely on its president to perform essential functions without compensation until a business operation can be commenced. These factors raise substantial doubt about the ability of the Company to continue as a going concern. The financial statements do not include any adjustments that may result from the outcome of this uncertainty.

On August 24, 2017, Apawthecary Pets USA entered into a license agreement with Solace Management Group Inc. a British Columbia corporation. The Company has not commenced its planned operations as of the current date. The material terms of such license agreement are:

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

As of February 28, 2018, we had $54,369 in cash as compared to $13,380 as at August 31, 2017. As of the date of this Form 10-Q, the current funds available to the Company will not be sufficient to fund the expenses related to the implementation of our business and continue maintaining a reporting status. The Company’s sole officer and director, Mr. Kersch has indicated that he may be willing to provide a maximum of $20,000, required to maintain the reporting status, in the form of a non-secured loan for the next twelve months as the expenses are incurred if no other proceeds are obtained by the Company. However, there is no contract or written agreement in place.

We do not anticipate researching any further products nor the purchase or sale of any significant equipment. We also do not expect any significant additions to the number of employees.

Results of Operations

We had $nil in revenue for the three month period ended February 28, 2018 as compared to revenue for three month period ended February 29, 2017of $nil.

Total operating expenses for the three month period ended February 28, 2018 were $28,045 as compared to total operating expenses for the three month period ended February 28 2018 of $8,137 resulting in a net loss for the three month period ended February 28, 2018 of $28,045 as compared to a net loss of $8,137 for three month period ended February 28, 2017. The net loss for the three month period ended February 28, 2018 is a result of professional fees of $24,787, general and administrative expense of $3,258, management fees of $nil as compared to the net loss for the three month period ended February 28, 2017 of $8,137 is a result of professional fees of $2,500 comprised of legal and accounting fees, general and administrative expense of $3,237 and management fees of $2,400.

Total operating expenses for the six month period ended February 28, 2018 were $44,517 as compared to total operating expenses for the six month period ended February 28, 2017 of $18,374 resulting in a net loss for the six month period ended February 28, 2018 of $44,517 as compared to a net loss of $18,374 for six month period ended February 28, 2017. The net loss for the six month period ended February 28, 2018 is a result of professional fees of $32,936, general and administrative expense of $11,581, management fees of $nil as compared to the net loss for the six month period ended February 28, 2017 of $18,374 which was a result of professional fees of $4,990 comprised of legal and accounting fees, general and administrative expense of $3,784 management fees of $9,600.

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

In connection with this quarterly report, as required by Rule 15d-15 under the Securities Exchange Act of 1934, we have carried out an evaluation of the effectiveness of the design and operation of our company’s disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our company’s management, including our company’s principal executive officer and principal financial officer. Based upon that evaluation, our company’s principal executive officer and principal financial officer concluded that as of February 28, 2018 our disclosure controls and procedures were not effective due to the existence of material weaknesses in our internal controls over financial reporting.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) or 15d-15(f)) during the quarter ended February 28, 2018 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

_______________

* Included in Exhibit 31.1

** Included in Exhibit 32.1

SIGNATURES*

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Apawthecary Pets USA.

Date: April 23, 2018	By:	/s/ Bradley Kersch
Bradley Kersch
President, Chief Executive Officer (Principal Executive Officer) and Director

