Form 10-Q
period 2018-05-31
Apawthecary Pets USA
filed 2018-07-23
CIK 1528697

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 31, 2018

000-55513

Commission File Number

Apawthecary Pets USA
(Exact name of registrant as specified in its charter)

Nevada	26-1679929
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

c/o Bradley Kersch 1223 Fletcher Way, Port Coquitlam, British Columbia	V3C 6B5
(Address of principal executive offices)	(Zip Code)

(323) 634-1000

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes    ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☐ Yes    ☒ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act:

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. As of July 14, 2018 we had 24,827,264 shares of common stock outstanding.

2

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

Apawthecary Pets USA

Interim Financial Statements

(Expressed in U.S. Dollars)

For the three and nine month periods ended May 31, 2018 and 2017

(Unaudited)

Apawthecary Pets USA Balance Sheets (Expressed in U.S. Dollars) (Unaudited)

	May 31, 2018	August 31, 2017

Assets

Current assets
Cash and cash equivalents	$56,313	$13,380
Inventory	7,200	-
Total current assets	63,513	13,380

Total Assets	$63,513	$13,380

Liabilities and Stockholders’ Deficit

Current liabilities
Accounts payable and accrued liabilities	$10,729	$5,333
Accounts payable due to related parties (Note 3)	599	599
Due to related parties (Note 3)	70,673	70,673
Total current liabilities	82,001	76,605

Total Liabilities	82,001	76,605

Stockholders’ deficit
Capital stock (Note 4)
Authorized 75,000,000 of common shares, par value $0.001 Issued and outstanding 24,827,264 common shares issued and outstanding (August 31, 2017 - 23,977,264), par value $0.001	24,827	23,977
Additional paid in capital	349,223	265,073
Accumulated deficit	(392,538)	(352,275)

Total Stockholders’ Deficit	(18,488)	(63,225)

Total Liabilities and Stockholders’ Deficit	$63,513	$13,380

The accompanying notes are an integral part of these unaudited interim financial statements.

Apawthecary Pets USA Statements of Operations (Expressed in U.S. Dollars) (Unaudited)

	For the three months ended May 31, 2018	For the three months ended May 31, 2017	For the nine months ended May 31, 2018	For the nine months ended May 31, 2017

Expenses
Professional fees	1,552	3,000	28,305	7,990
General and administrative)	377	1,999	11,958	5,783
Management fees (Note 3)	-	-	-	9,600
Total expenses	1,929	4,999	40,263	23,373

Net loss	$(1,929)	$(4,999)	$(40,263)	$(23,373)

Basic and diluted net loss per common share	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average number of common shares – basic and diluted	24,827,264	23,802,264	24,811,696	22,743,983

The accompanying notes are an integral part of these unaudited interim financial statements.

Apawthecary Pets USA Statements of Cash Flows (Expressed in U.S. Dollars) (Unaudited)

	For the nine months ended May 31, 2018	For the nine months ended May 31, 2017

Cash flows from operating activities
Net loss	$(40,263)	$(23,373)
Changes in operating assets and liabilities
Increase in inventory	(7,200)	-
Increase in accounts payable and accrued liabilities	5,396	2,856
Increase in accounts payable due to related parties	-	9,600

Cash flows used in operating activities	(42,067)	(10,917)

Cash flows from financing activities
Advances from related parties	-	10,000
Proceeds from common shares sold for cash	85,000	-

Cash provided by financing activities	85,000	10,000

Net increase (decrease) in cash	42,933	(917)

Cash and cash equivalents, beginning of period	13,380	980

Cash and cash equivalents, end of period	$56,313	$63

Non-cash investing and financing activities
Shares issued in settlement of due to related parties	$-	$163,200

The accompanying notes are an integral part of these unaudited interim financial statements.

Apawthecary Pets USA Notes to Financial Statements For the three and nine month periods ended May 31, 2018 and 2017 (Expressed in U.S. Dollars) (Unaudited)

1.	Nature and Continuance of Operations

Apawthecary Pets USA (formerly Bookedbyus Inc.) (the “Company”) was incorporated under the laws of the State of Nevada on December 27, 2007. The Company intends to operate in the pet industry.

On April 2017, the Company changed its name from Bookedbyus Inc. to Apawthecary Pets USA.

In the opinion of the management, all normal recurring adjustments which are necessary for a fair presentation of financial statements of the results for the interim ended May 31, 2018, have been included.

The Company’s unaudited interim financial statements as at May 31, 2018 and for the nine months then ended have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. The Company has a loss of $40,263 for the nine months period ended May 31, 2018 (2017 - $23,373) and has a working capital deficit of $18,488 at May 31, 2018. These factors raise substantial doubt about the ability of the Company to continue as a going concern.

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

As at May 31, 2018, the Company was not engaged in continued business, and had significant expenses from early stage activities. Although management is currently attempting to implement its business plan and is seeking additional sources of financing, there is no assurance the activity will be successful. Accordingly, the Company must rely on its president to perform essential functions without compensation until a business operation can be commenced. The financial statements do not include any adjustments that may result from the outcome of this uncertainty.

Apawthecary Pets USA Notes to Financial Statements For the three and nine month periods ended May 31, 2018 and 2017 (Expressed in U.S. Dollars) (Unaudited)

2.	Significant Accounting Policies

Basis of Presentation

The accompanying unaudited interim financial statements of Apawthecary Pets USA have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission, and should be read in conjunction with the Company’s audited financial statements for the year ended August 31, 2017, as filed with the SEC on Form 10-K. In the opinion of management, all normal recurring adjustments which are necessary for a fair presentation of financial statements of the results for the interim period ended May 31, 2018, have been included. The results of operations for the interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements which would substantially duplicate the disclosures contained in the audited financial statements for the most recent fiscal period ended August 31, 2017, as reported in the Form 10-K, have been omitted.

Inventory

Inventories are stated at the lower of cost or market or net realizable value, using the first-in first-out method. Cost includes materials, labor and manufacturing overhead related to the purchase and production of inventories. The Company regularly review inventory quantities on hand, future purchase commitments with supplies, and the estimated utility of inventory. If the review indicates a reduction in utility below carrying value, the Company reduces the inventory to a new cost basis through a charge to cost of goods sold. All inventory as of May 31, 2018 is finished goods.

Recent accounting pronouncements

The Company's management has evaluated all the recently issued accounting pronouncements through the filing date of these financial statements and does not believe that any of these pronouncements will have a material impact on the Company's financial position and results of operations.

3.	Due to Related Parties and Related Party Transactions

During the nine months period ended May 31, 2018, the Company accrued management fees in the amount of $Nil (2017 - $9,600) to a consultant, Brad Kersch, who is under contract until December 31, 2016. The outstanding balance of management fees payable was $599 as of May 31, 2018 and as of August 31, 2017.

As of May 31, 2018, the Company has an undetermined amount use of 619 S.Ridgley, Los Angeles CA suite for an indefinite period of time at no cost.

As of May 31, 2018, related parties of the Company have provided a series of loan, totaling $70,673 (August 31, 2017 - $70,673), for working capital purposes. These amounts are unsecured, interest free and are due on demand.

Yuying Liang has contributed uncompensated financial accounting services to the Company.

Apawthecary Pets USA Notes to Financial Statements For the three and nine month periods ended May 31, 2018 and 2017 (Expressed in U.S. Dollars) (Unaudited)

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

Solace Management Group Inc. and the Company have an officer and director in common, Bradley Kersch. The Company has negotiated a licensing and distribution agreement with Solace Management Group Inc. The $100,000 License fee has not been paid as of May 31, 2018. The Company does not have right to the license until such as been paid.

4.	Capital Stock

The total authorized capital is 75,000,000 common shares with a par value of $0.001 per common share.

Issued and outstanding

The Company had 24,827,264 and 23,977,264 common shares issued and outstanding as at May 31, 2018 and August 31, 2017, respectively.

During the nine months period ended May 31, 2018, the Company issued 850,000 common shares for cash proceeds of $85,000.

5.	Correction of prior period information

During the review of the Company’s financial statements for the interim period May 31, 2018, the Company identified an error in the accounting and presentation of professional fee expense recorded due to double booked legal expense of $6,183 during the six months February 28, 2018. The professional fees should have been $26,753 but was recorded as $32,936 for the six months February 28, 2018, resulting in adjustments to previously reported financial statements of the Company for the six months February 28, 2018. In accordance with the SEC's Staff Accounting Bulletin Nos. 99 and 108 (SAB 99 and SAB 108), the Company evaluated this error and, based on an analysis of quantitative and qualitative factors, determined that the error was immaterial to the prior reporting period. However, if the adjustments to correct the cumulative effect of the above error had been recorded in the three and nine months ended May 30, 2018, the Company believes the impact would have been significant and would impact comparisons to prior periods. Therefore, as permitted by SAB 108, the Company corrected, in the current filing, previously reported results for the three and nine months ended May 31, 2018.

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

As at May 31, 2018, the Company was not engaged in continued business but had made a modest profit from a consulting project in a prior period and had significant expenses from development stage activities. Although management is currently attempting to implement its business plan and has purchased inventory, it is seeking additional sources of financing, there is no assurance the activity will be successful. As of June 11, 2018, the company’s form S1 has been deemed effective by the Securities exchange commission, where the company can now sell registered securities for a total amount of $3million. Accordingly, the Company must rely on its president to perform essential functions without compensation until a business operation can be commenced. These factors raise substantial doubt about the ability of the Company to continue as a going concern. The financial statements do not include any adjustments that may result from the outcome of this uncertainty.

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

Apawthecary Pets Inc., a Canadian corporation licensed the brand and distribution rights for Apawthecary Pets for use in Canada from Solace Management Group Inc. Both parties mutually agree the Company does not have right to the license until such as been paid.

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

As of May 31, 2018, we had $56,313 in cash as compared to $13,380 as at August 31, 2017. As of the date of this Form 10-Q, the current funds available to the Company will not be sufficient to fund the expenses related to the implementation of our business and continue maintaining a reporting status. The Company’s sole officer and director, Mr. Kersch has indicated that he may be willing to provide a maximum of $20,000, required to maintain the reporting status, in the form of a non-secured loan for the next twelve months as the expenses are incurred if no other proceeds are obtained by the Company. However, there is no contract or written agreement in place.

We do not anticipate researching any further products nor the purchase or sale of any significant equipment. We also do not expect any significant additions to the number of employees.

Results of Operations

We had $nil in revenue for the nine month period ended May 31, 2018 as compared to revenue for nine month period ended May 31,2017 of $nil.

Total operating expenses for the three-month period ended May 31, 2018 were $1,929 as compared to total operating expenses for the three month period ended May 31, 2017 of $4,999 resulting in a net loss for the three month period ended May 31, 2018 of $1,929 as compared to a net loss of $4,999 for three month period ended May 31, 2017. The net loss for the three months ended May 31, 2018 is $1,929, of which was for $1,552 professional fees and $377 general and administrative expenses. Management fees of $nil as compared to the net loss for the three month period ended May 31, 2017 of $4,999 is a result of professional fees of $3,000 comprised of legal and accounting fees, general and administrative expense of $1,999 and management fees of $nil.

Total operating expenses for the nine month period ended May 31, 2018 were $40,263 as compared to total operating expenses for the nine month period ended May 31, 2017 of $23,373 resulting in a net loss for the nine month period ended May 31, 2018 of $40,263 as compared to a net loss of $23,373 for nine month period ended May 31, 2017. The net loss for the nine month period ended May 31, 2018 is a result of professional fees of $28,305, general and administrative expense of $11,958, management fees of $nil as compared to the net loss for the nine month period ended May 31, 2017 of $23,373 which was a result of professional fees of $7,990 comprised of legal and accounting fees, general and administrative expense of $5,783 management fees of $9,600.

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

In connection with this quarterly report, as required by Rule 15d-15 under the Securities Exchange Act of 1934, we have carried out an evaluation of the effectiveness of the design and operation of our company's disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our company's management, including our company's principal executive officer and principal financial officer. Based upon that evaluation, our company's principal executive officer and principal financial officer concluded that as of May 31, 2018 our disclosure controls and procedures were not effective due to the existence of material weaknesses in our internal controls over financial reporting.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) or 15d-15(f)) during the quarter ended May 31, 2018 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Item 4. Mine Safety Disclosure.

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

APAWTHECARY PETS USA

July 23, 2018	By:	/s/ Bradley Kersch
Bradley Kersch
President, Chief Executive Officer (Principal Executive Officer) and Director

