Form 10-K
period 2018-08-31
Apawthecary Pets USA
filed 2018-12-14
CIK 1528697

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended August 31, 2018

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________to _____________

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). ☐ Yes   ☒ No

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

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date. As of December 14, 2018, 24,827,264 common shares are Issued and Outstanding.

PART I

Item 1. Business.

Apawthecary Pets USA was formerly known as Bookedbyus Inc., a development stage company, which was formed on December 27, 2007. Bookedbyus Inc. had commenced limited operations, primarily focused on organizational matters. The Company had not yet implemented its business model and has generated $31,502 in revenue since inception from consulting projects unrelated to our planned business model and has incurred losses of $400,549 through August 31, 2018.

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

3)	The Company is required to pay Ditgal Programa Inc. a 5% royalty on gross revenues for each month from the sales of the System software; and

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

We intended to market two software applications developed by DP: “eDrive” and “iDrive”. eDrive is a web and email based rich media application that allows clients to push rich media marketing material to its customers with a fully integrated back end including business analytics. eDrive, allows companies to market their message or product directly to their customers.

The Company has not yet implemented its business model. We must raise cash to implement our strategy and stay in business. In the event we do not raise any proceeds, the Company’s existing cash will not be sufficient to fund the expenses related to maintaining a reporting status and to implement its planned business. Accordingly, the Company has abandoned its business related to Digital Programma Inc. and the Digital Programma System. The Company intends to implement a different business plan; a business that will sell 100% all natural hemp infused wellness treats for dogs, cats and horses.

On July 20, 2017 the Company changed its name to Apawthecary Pets USA

On August 24, 2017 Apawthecary Pets USA entered into a license agreement with Solace Management Group Inc. a British Columbia corporation. The material terms of such license agreement are:

1.	Upon execution of the Agreement, Apawthecary Pets USA shall provide a non-refundable license fee in the amount of $100,000 (the "License Fee") to be held in an escrow account pursuant and subject to the terms of an escrow agreement whereby the License Fee will remain in the escrow account until the earlier of a $3,000,000 raise by the Licensee or after the Set-up Period.

2.	Term of the Licence Agreement is 10 years with a 5 year renewal term.

3.	The license is an exclusive, non-transferable, non-sub licensable license to manufacture, sell, represent, market, distribute and advertise the Licensed Products within the Territory on the terms and conditions set forth in the License Agreement and shall include access to, and use of, the Solace Management Group Inc.’s Licensed Products and Services, Marks, Manuals, brands, and the business format, formulations, methods, specifications, standards, and operating procedures.

4.	Apawthecary Pets USA shall pay the Solace Management Group Inc. for all packaging and shipment expenses to the Licensee at the then current market rate plus 20%.

5.	Royalties will commence to accrue when the Licensed Products are accepted by the Apawthecary Pets USA. Apawthecary Pets USA shall pay quarterly royalties in addition to the yearly royalty fee, 10% of sales based on the wholesale price of each item.

Apawthecary Pets Inc., a Canadian corporation, licensed the brand and distribution rights for Apawthecary Pets for use in Canada from Solace Management Group Inc. Apawthecary Pets Inc. licensed the same brand and products that were licensed by Apawthecary Pets USA however Apawthecary Pets Inc.’s distribution rights are restricted to Canada. Apawthecary Pets Inc. is not affiliated with Apawthecary Pets USA. Apawthecary Pets Inc.’s sole shareholder and sole officer Tami Kersch has a 13% ownership in Apawthecary Pets USA and is married to Bradley Kersch the Company’s President, Director and significant shareholder.

Solace Management Group Inc. and Apawthecary Pets USA have an officer and director in common, Bradley Kersch. Apawthecary Pets USA has negotiated a licensing and distribution agreement with Solace Management Group Inc.

The Company has raised $102,500 through recent sales of its common stock. In the event we do not raise any proceeds from this offering, the Company’s existing cash will not be sufficient to maintaining a reporting status and to implement its planned business. The Company will continue to raise money through private placements of its common stock.

The Company’s auditors have issued an opinion that the ability of the Company to continue as a going concern is dependent on raising capital to fund its business plan and ultimately to attain profitable operations. Accordingly, these factors raise substantial doubt as to the Company’s ability to continue as a going concern.

Our business office is located at 297 Kingsbury Grade Suite 100, Lake Tahoe NV 89449-4470, our telephone number is (323) 345-4587 and our fax number is (323) 634-1001. Our United States and registered statutory office is located at 297 Kingsbury Grade, Lake Tahoe NV 89449-4470, telephone number (800) 553-0615.

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

Apawthecary’s - Wild Tails- Meal replacement bars: COMPLETE K9 MEAL BARS ON THE GO! Made with 100% grain-free, all natural, human grade ingredients. Convenient, healthy, premium products interchangeable with regular dog food. Four Flavours –Pumpkin, Peanut Butter, Bacon, Beef

Wrinkles by APAWTHECARY PETS All-natural organic face cream specially formulated to treat & prevent skin fold disease, infection & discomfort. For treating & preventing: Skin fold dermatitis, Yeast & bacterial infections, Redness, chaffing, inflammation, Crusty buildup, Sores, pimples, scabbing, Interdigital cysts, Itchy, flaky skin, hair loss, baldness, Unpleasant odor.

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

Statistics show that consumers are looking for higher quality products that address health needs common to their pets, without having to worry about food safety or harmful side effects. Products containing hemp, including hemp seed oil, hemp protein and hemp terpenes, are gaining significant acceptance as evidence of their nutritional and medicinal effectiveness becomes recognized. (http://www.forbes.com/sites/nancygagliardi/2015/02/18/consumers-want-healthy-foods-and-will-pay-more-for-them/#236d595875c5)

Apawthecary is well-positioned to meet the consumer demand for innovative pet health by marketing hemp-focused natural products that are professionally designed and, scalable for sale in the USA market. The Apawthecary product line-up provides hemp-based antioxidant, joint and calming support in biscuit format and a liquid tincture that are currently sold successfully across Canada. Apawthecary Pets USA has acquired the worldwide rights, with an option to purchase the Canadian rights for the Apawthecary Pet brand and its proprietary formulations. The company will be introducing this line to the American market and will utilize all natural ingredients including but not limited hemp as the active ingredient for anti-inflammatory and anti-anxiety supplements in the USA and worldwide. Apawthecary Pets has tremendous benefits by having continued R&D done by Apawthecary Pets Canada. This would include and not limited to new formulations and on-going updates in product development, expanding development into cat treats, horse treats and a full meal replacement bar for dogs. Apawthecary will utilize its proprietary procedures to infuse its products, this process allows pets to absorb the medicine and nutrients more effectively.

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

We need to seek capital from resources such as the sale of registered securities on Form S-1 and private placements in the Company’s common stock or debt financing, which may not even be available to the Company. However, if such financing were available, because we are a, early stage company with no or limited operations to date, it would likely have to pay additional costs associated with such financing and in the case of high risk loans be subject to an above market interest rate. At such time these funds are required, management would evaluate the terms of such financing. If the company cannot raise additional proceeds via such financing, it may be required to cease business operations.

As of August 31, 2018, we had $42,594 in cash as compared to $13,380 as of August 31, 2017. As of the date of this Form 10-K, the current funds available to the Company will not be sufficient to fund the expenses related to maintaining a reporting status. We are in the process of seeking additional equity financing in the form of private placements to fund our operations over the next 12 months and we have filed a registration statement on Form S-1 to raise $3,000,000 to fund our intended business operations.

Management believes that if subsequent private placements are successful or we are successful in raising funds from registered securities, we will generate sales revenue within twelve months thereof. However, additional equity financing may not be available to us on acceptable terms or at all, and thus we could fail to satisfy our future cash requirements.

The Company raised $17,500 during August 31, 2017 for the sale of common stock at $0.10 per common share and issued 175,000 common shares. During the year ended August 31, 2018, the Company issued 850,000 common shares at a price of $0.10 per common share to raise total cash proceeds of $85,000. The Company’s existing cash will not be sufficient to maintaining a reporting status and to implement its planned business. The Company will continue to raise money through private placements of its common stock.

We do not anticipate researching any further products nor the purchase or sale of any significant equipment. We also do not expect any significant additions to the number of employees.

Results of Operations

At August 31, 2018, the Company was not engaged in continued business and has been primarily involved in early stage activities to date. Due to a lack of funding, we have not implemented our Plan of Operations.

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

We had $Nil in revenue for the fiscal year ended August 31, 2018 as compared to revenue for the fiscal year ended August 31, 2017 of $Nil.

Total expenses in the fiscal year ended August 31, 2018 were $48,274 as compared to total expenses for the fiscal year ended August 31, 2017 of $30,267 resulting in a net loss for the fiscal year ended August 31, 2018 of $48,274 as compared to a net loss of $30,267 for the fiscal year ended August 31, 2017. The net loss for the fiscal year ended August 31, 2018 is a result of Professional fees of $35,677, comprised primarily of legal and accounting expense, General and administrative expense of $12,597, Management fees of $Nil as compared to the net loss for the fiscal year ended August 31, 2017 of $30,267 which was a result of Professional fees of $13,200, comprised primarily of legal and accounting expense, General and administrative expense of $7,142 Management fees of $9,925 and Rent of $Nil.

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

Item 8. Financial Statements and Supplementary Data.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of

Apawthecary Pets USA

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Apawthecary Pets USA (the “Company”) as of August 31, 2018 and 2017, and the related statements of operations, changes in stockholders' deficit and cash flows for the years then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of August 31, 2018 and 2017, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Going Concern Matter

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has suffered recurring losses from operations and has a net capital deficiency that raises substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provides a reasonable basis for our opinion.

/s/ MaloneBailey, LLP

www.malonebailey.com

We have served as the Company's auditor since 2015.

Houston, Texas

December 14, 2018

Apawthecary Pets USA
Balance Sheets
(Expressed in U.S. Dollars)

	August 31,	August 31,
	2018	2017
Assets

Current assets
Cash and cash equivalents	$42,594	$13,380
Inventory	$7,200	$-
Total current assets	49,794	13,380

Total Assets	$49,794	$13,380

Liabilities and Stockholders' Deficit

Current liabilities
Accounts payable and accrued liabilities	$5,069	$5,333
Accounts payable due to related parties (Note 3)	551	599
Due to related parties (Note 3)	70,673	70,673
Total current liabilities	76,293	76,605

Total Liabilities	76,293	76,605

Stockholders' deficit
Capital stock (Note 4)
Authorized
75,000,000 of common shares, par value $0.001
Issued and outstanding
24,827,264 common shares issued and outstanding (2017 - 23,977,264), par value $0.001	24,827	23,977
Additional paid in capital	349,223	265,073
Accumulated deficit	(400,549)	(352,275)

Total stockholders' deficit	(26,499)	(63,225)

Total Liabilities and Stockholders' Deficit	$49,794	$13,380

The accompanying notes are an integral part of these financial statements.

Apawthecary Pets USA
Statements of Operations
(Expressed in U.S. Dollars)

	For the	For the
	year ended	year ended
	August 31,	August 31,
	2018	2017

Operating Expenses
Professional fees	$35,677	$13,200
General and administrative	12,597	7,142
Management fees (Note 3)	-	9,925

Total operating Expenses	48,274	30,267

Net loss	$(48,274)	$(30,267)

Basic and diluted net loss per common share - basic and diluted	(0.00)	(0.00)

Weighted average number of common shares - basic and diluted	24,799,935	23,033,065

The accompanying notes are an integral part of these financial statements.

Apawthecary Pets USA
Statements of Changes in Stockholders' Deficit
(Expressed in U.S. Dollars)
For the years ended August 31, 2018 and August 31, 2017

	Number of		Additional	Accumulated	Stockholders'
	shares issued	Capital stock	paid in capital	deficit	deficit
		$	$	$	$
Balance at August 31, 2016	22,170,000	22,170	86,180	(322,008)	(213,658)
Shares issued for settlement for due to related party	1,632,264	1,632	161,568	-	163,200
Common shares sold for cash	175,000	175	17,325		17,500
Net loss for the year	-	-	-	(30,267)	(30,267)
Balance at August 31, 2017	23,977,264	23,977	265,073	(352,275)	(63,225)

Balance at August 31, 2017	23,977,264	23,977	265,073	(352,275)	(63,225)
Common shares sold for cash	850,000	850	84,150	-	85,000
Net loss for the year	-	-	-	(48,274)	(48,274)
Balance at August 31, 2018	24,827,264	24,827	349,223	(400,549)	(26,499)

The accompanying notes are an integral part of these financial statements.

Apawthecary Pets USA
Statements of Operations
(Expressed in U.S. Dollars)

	For the	For the
	year ended	year ended
	August 31,	August 31,
	2018	2017

Cash flows from operating activities
Net loss	$(48,274)	$(30,267)
Changes in operating asssets and liabilities:
Increase (decrease) in inventory	(7,200)	-
Increase (decrease) in accounts payable and accrued liabilities	(264)	1,942
Increase (decrease) in accounts payable due to related parties	(48)	(9,925)

Cash flows used in operating activities	(55,786)	(18,400)

Cash flows from financing activities
Advances from related parties	-	13,300
Proceeds from common shares sold for cash	85,000	17,500

Cash provided by financing activities	85,000	30,800

Net increase in cash	29,214	12,400

Cash and cash equivalents, beginning of year	13,380	980

Cash and cash equivalents, end of year	$42,594	$13,380

Supplemental disclosures of cash flow information
Cash paid during the period for:
Interest	$-	$-
Income taxes	$-	$-

Noncash investing and financing activities:
Shares issued in settlement of due to related parties	$-	$163,200

The accompanying notes are an integral part of these financial statements.

Apawthecary Pets USA Notes to Financial Statements (Expressed in U.S. Dollars)

1.	Nature and Continuance of Operations

Apawthecary Pets USA (the “Company”) was incorporated under the laws of the States of Nevada on December 27, 2007. The Company intends to operate in the pet industry.

On July 20, 2017, the Company changed its name from Bookedbyus Inc. to Apawthecary Pets USA.

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

The Company’s financial statements as at August 31, 2018 and for the year then ended have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. The Company has a loss of $48,274 for the year ended August 31, 2018 and $30,267 for the year ended August 31, 2017 and has a working capital deficit at August 31, 2018. These factors raise substantial doubt about the ability of the Company to continue as a going concern.

Management cannot provide assurance that the Company will ultimately achieve profitable operations or become cash flow positive, or raise additional debt and/or equity capital. Management believes that the Company’s capital resources should be adequate to continue operating and maintaining its business strategy during the fiscal year ended August 31, 2019. However, if the Company is unable to raise additional capital in the near future, due to the Company’s liquidity problems, management expects that the Company will need to curtail operations, liquidate assets, seek additional capital on less favorable terms and/or pursue other remedial measures. These financial statements do not include any adjustments related to the recoverability and classification of assets or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

Apawthecary Pets USA Notes to Financial Statements (Expressed in U.S. Dollars

1.	Nature and Continuance of Operations (Continued)

As of August 31, 2018, the Company was not engaged in continued business, and had significant expenses from early stage activities. Although management is currently attempting to implement its business plan and is seeking additional sources of financing, there is no assurance the activity will be successful. Accordingly, the Company must rely on its president to perform essential functions without compensation until a business operation can be commenced. The financial statements do not include any adjustments that may result from the outcome of this uncertainty.

2.	Significant Account Policies

The following is a summary of significant accounting policies used in the preparation of these financial statements.

Definition of fiscal year

The Company’s fiscal year end is August 31st.

Basis of presentation

The financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S.GAAP”).

Cash and cash equivalents

Cash and cash equivalents include highly liquid investments with original maturities of three months or less.

Inventory

The company reviews inventory usage reports or physically examines the inventory to determine which items should be disposed of. We then determine the most likely disposition price of the obsolete items, subtract this projected amount from the book value of the obsolete items, and set aside the difference as a reserve. As the company later disposes of the items, or the estimated amounts to be received from disposition change, adjust the reserve account to reflect these events. Inventories are stated at the lower of cost or market or net realizable value, using the first-in first-out method. Cost includes materials, labor and manufacturing overhead related to the purchase and production of inventories. The Company regularly review inventory quantities on hand, future purchase commitments with supplies, and the estimated utility of inventory. If the review indicates a reduction in utility below carrying value, the Company reduces the inventory to a new cost basis through a charge to cost of goods sold. All inventory as of August 31, 2018 is finished goods.

Financial instruments

Accounting Standards Codification (“ASC”) 820, “Fair Value Measurements and Disclosures”, requires disclosing fair value to the extent practicable for financial instruments that are recognized or unrecognized in the balance sheet. Fair value of financial instruments is the amount at which the instruments could be exchanged in a current transaction between willing parties. The Company considers the carrying amounts of related party loans and accounts payable approximate their fair values because of the short period of time between the origination of such instruments and their expected realization.

Apawthecary Pets USA Notes to Financial Statements (Expressed in U.S. Dollars

2.	Significant Account Policies (Continued)

Financial instruments

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

Apawthecary Pets USA Notes to Financial Statements (Expressed in U.S. Dollars

2.	Significant Account Policies (Continued)

Financial instruments (Continued)

Liquidity Risk

Liquidity risk is the risk that an entity will encounter difficulty in meeting obligations associated with its financial liabilities. The Company is reliant upon equity issuances and advances from related parties as its sole source of cash. The Company has been successful in raising equity financing in the past; however, there is no assurance that it will be able to do so in the future.

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

Apawthecary Pets USA Notes to Financial Statements (Expressed in U.S. Dollars

2.	Significant Account Policies (Continued)

Financial instruments (Continued)

Comprehensive loss

ASC 220, “Comprehensive Income”, establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. As at August 31, 2018, the Company has no items that represent a comprehensive loss and, therefore, has not included a schedule of comprehensive loss in the financial statements.

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

Apawthecary Pets USA Notes to Financial Statements (Expressed in U.S. Dollars

2.	Significant Account Policies (Continued)

Financial instruments (Continued)

Recent accounting pronouncements

In May 2014, the FASB issued ASU 2014-09, “Revenue from Contracts with Customers (Topic 606)”, which supersedes nearly all existing revenue recognition guidance under accounting principles generally accepted in the United States of America. The core principle of this ASU is that revenue should be recognized for the amount of consideration expected to be received for promised goods or services transferred to customers. This ASU also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments, and assets recognized for costs incurred to obtain or fulfill a contract.ASU 2014-09 was scheduled to be effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period. In August 2015, the FASB issued ASU 2015-14, “Revenue from Contracts with Customers (Topic 606): Deferral of Effective Date,” which deferred the effective date of ASU 2014-09 by one year and allowed entities to early adopt, but no earlier than the original effective date. ASU 2014-09 is now effective for public business entities for the annual reporting period beginning December 15, 2017. This update allows for either full retrospective or modified retrospective adoption. In April 2016, the FASB issued ASU 2016-10, “Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing,” which amends guidance previously issued on these matters in ASU 2014-09. The effective date and transition requirements of ASU 2016-10 are the same as those for ASU 2014-09. In May 2016, the FASB issued ASU 2016-12, “Revenue from Contracts with Customers (Topic 606): Narrow Scope Improvements and Practical Expedients,” which clarifies certain aspects of the guidance, including assessment of collectability, treatment of sales taxes and contract modifications.

The Company has considered all recent accounting pronouncements issued and determined that the adoption of these pronouncements would not have a material effect on the financial position, results of operations or cash flows of the Company.

3.	Due to Related Parties and Related Party Transactions

During the year ended August 31, 2018, the Company accrued management fee in the amount of $Nil (2017 - $9,925). The outstanding balance of management fees payable is $551 and $599 as of August 31, 2018 and 2017, respectively.

Apawthecary Pets USA Notes to Financial Statements (Expressed in U.S. Dollars

3.	Due to Related Parties and Related Party Transactions (Continued)

As of August 31, 2018, related parties of the Company have provided a series of loan, totaling $70,673 (2017 - $70,673), for working capital purposes. During the year August 31, 2017, the Company borrowed $20,473. These amounts are unsecured, interest-free and are due on demand.

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

On August 24, 2017 Apawthecary Pets USA entered into a license agreement with Solace Management Group Inc. a British Columbia corporation. The material terms of such license agreement are:

1.	Upon execution of the Agreement, the Apawthecary Pets USA shall provide a non-refundable license fee in the amount of $100,000 (the "License Fee") to be held in an escrow account pursuant and subject to the terms of an escrow agreement whereby the License Fee will remain in the escrow account until the earlier of a $3,000,000 raise by the Licensee or after the Set-up Period.

2.	Term of the License Agreement is 10 years with a 5 year renewal term.

3.	The license is an exclusive, non-transferable, non-sub licensable license to manufacture, sell, represent, market, distribute and advertise the Licensed Products within the Territory on the terms and conditions set forth in the License Agreement and shall include access to, and use of, the Solace Products within the Territory on the terms and conditions set forth in the License Agreement and shall include access to, and use of, the Solace Management Group Inc.’s Licensed Products and Services, Marks, Manuals, brands, and the business format, formulations, methods, specifications, standards, and operating procedures.

4.	Apawthecary Pets USA shall pay the Solace Management Group Inc. for all packaging and shipment expenses to the Licensee at the then current market rate plus 20%.

5.	Royalties will commence to accrue when the Licensed Products are accepted by the Apawthecary Pets USA. Apawthecary Pets USA shall pay quarterly royalties in addition to the yearly royalty fee, 10% of sales based on the wholesale price of each item.

Solace Management Group Inc. owns the brand and intellectual property rights to Apawthecary Pets.

Apawthecary Pets Inc., a Canadian corporation licensed the brand and distribution rights for Apawthecary Pets for use in Canada from Solace Management Group Inc.

Solace Management Group Inc. and Apawthecary Pets USA have an officer and director in common, Bradley Kersch. Apawthecary Pets USA has negotiated a licensing and distribution agreement with Solace Management Group Inc. The $100,000 License fee has not been paid as of August 31, 2018.

Apawthecary Pets USA Notes to Financial Statements (Expressed in U.S. Dollars

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

Issued and outstanding

The Company had 24,827,264 and 23,977,264 common shares issued and outstanding as at August 31, 2018 and August 31, 2017, respectively.

On February 24, 2017, the Company issued 1,632,264 common shares to officers of the Company for the settlement of $163,200 in related party debt. The Company determined the fair market value of each common share to be $0.10 per share. There was no gain or loss on settlement of related party debt.

During the year ended August 31, 2017, the Company issued 175,000 common shares at a price of $0.10 per common share to raise total cash proceeds of $17,500.

During the year ended August 31, 2018, the Company issued 850,000 common shares at a price of $0.10 per common share to raise total cash proceeds of $85,000.

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

Apawthecary Pets USA Notes to Financial Statements (Expressed in U.S. Dollars

5.	Income Taxes (Continued)

As of August 31, 2018, and 2017, the Company had net operating loss carry forwards of $400,549 and $352,275 that may be available to reduce future years' taxable income. Future tax benefits which may arise as a result of these losses have not been recognized in these financial statements, as their realization is determined not likely to occur and accordingly, the Company has recorded a valuation allowance for the deferred tax asset relating to these tax loss carryforwards. Net operation losses will begin to expire in 2030. The Company has not filed any tax returns and as such all tax years are open for inspection.

Components of net deferred tax assets, including a valuation allowance, are as follows at August 31, 2018 and 2017:

	2018	2017
Deferred tax assets:
Net operating loss carry forward	102,855	123,296
Less: valuation allowance	(102,855)	(123,296)
Net deferred tax assets	-	-

On December 22, 2017, the Tax Cuts and Jobs Act (the “Tax Act”), was signed into law. The Tax Act includes numerous changes to tax laws impacting business, the most significant being a permanent reduction in the federal corporate income tax rate from 35% to 21%. The rate reduction took effect on January 1, 2018. As the Company’s 2018 fiscal year ended on August 31, 2018, the Company’s federal blended corporate tax rate for fiscal year 2018 is 25.7%, based on the applicable tax rates before and after the Tax Act and the number of days in the fiscal year to which the two different rates applied.

The valuation allowance for deferred tax assets as of August 31, 2018 was $102,855, as compared to $123,296 as of August 31, 2017. In assessing the recovery of the deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income in the periods in which those temporary differences become deductible. Management considers the scheduled reversals of future deferred tax assets, projected future taxable income, and tax planning strategies in making this assessment. As a result, management determined it was more likely than not the deferred tax assets would not be realized as of August 31, 2018.

The provision for income taxes differs from the amount computed by applying the statutory federal income tax rate to income before provision for income taxes.

Apawthecary Pets USA Notes to Financial Statements (Expressed in U.S. Dollars

5.	Income Taxes (Continued)

The sources and tax effects of the differences are as follows:

U.S. federal statutory rate	21%
Valuation reserve	(21%)
Total	0%

At August 31, 2018, the Company had unused net operating loss carryover approximating $400,549 with a full valuation allowance of $102,855 that is available to offset future taxable income which expires beginning 2030.

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

On February 24, 2017, the Company issued 864,000 common shares with a fair value of $0.10 per share to settle accounts payable of $86,400 in the consulting agreement with Brad Kersch, who is an officer and director of the company.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting based on the criteria for effective internal control over financial reporting established in SEC guidance on conducting such assessments as of the end of the period covered by this report. Management conducted the assessment based on certain criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013. As of August 31, 2018, management determined material weaknesses occurred over our internal control over financial reporting as discussed below.

The matters involving internal controls and procedures that the Company’s management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (1) lack of a functioning audit committee and lack of a majority of outside directors on the Company's board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (2) inadequate segregation of duties consistent with control objectives; (3) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of US GAAP and SEC disclosure requirements; and (4) ineffective controls over period end financial disclosure and reporting processes. Due to these material weaknesses management concluded that our internal control over financial reporting was not effective as of August 31, 2018.

Material Weakness Discussion and Remediation

Management believes that the material weaknesses set forth in items (2), (3) and (4) above did not have an affect on the Company's previous reported financial results. However, management believes that the lack of a functioning audit committee and lack of a majority of outside directors on the Company's board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures can result in the Company's determination to its financial statements for the future periods.

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

The name, address, age and position of our present officers and directors is set forth below:

Name	Age	Position(s)
Bradley Kersch[4]	52	President, Director
Aerock Fox[5]	72	Secretary, Director
Fred Person[1]	68	President, Treasurer, Chief Financial Officer and Chairman of the Board of Directors.
Susan Fox[2]	61	Secretary
David Batrick[3]	52	President, Secretary, Treasurer, Director

__________________

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

Item 11. Executive Compensation.

The table below summarizes all compensation awarded to, earned by, or paid to our named executive officers and director for all services rendered in all capacities to us for the period from inception through August 31, 2018.

SUMMARY COMPENSATION TABLE
Name and principal position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Bradley D Kersch	2017	0	0	0	0	0	0	0	0
President/Treasurer	2018	0	0	0	0	0	0	0	0

Aerock	2017	0	0	0	0	0	0	0	0
Fox Secretary	2018	0	0	0	0	0	0	0	0

Outstanding Equity Awards at Fiscal Year-End

The table below summarizes all unexercised options, stock that has not vested, and equity incentive plan awards for each named executive officer as of August 31, 2018.

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

Director Compensation

The table below summarizes all compensation awarded to, earned by, or paid to our directors for all services rendered in all capacities to us for the period from inception (December 27, 2007) through August 31, 2018:

DIRECTOR COMPENSATION
Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Non-Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
1)Fred Person	0	0	0	0	0	0	0

2)Bradley Kersch	0	0	0	0	0	0	0

3)Aerock Fox	0	0	0	0	0	0	0

 ___________

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

	Name and	Amount and
	Address	Nature of
	Beneficial	Beneficial	Percent of
Title of Class	Owner [1]	Owner	Class

Common Stock	Susan Fox	4,455,000	18.6
Common Stock	Bradley Kersch	4,164,597	17.4
Common Stock	Gabriele Jerousek	3,300,334	13.8
Common Stock	Tammy Kersch	3,300,333	13.8
Common Stock	CWB	1,820,000	7.6
Common Stock	Aerock Fox	994,000	4.1
Common Stock	Digital Pilot	868,000	3.6
Common Stock	All Officers & Directors as Group (2 persons)	6,026,597	25.1

______________

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

[4] Aerock Fox is the sole shareholder of Digital Pilot Inc.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

During the year ended August 31, 2018, the Company accrued management fee in the amount of $Nil (2017 - $9,925). The outstanding balance of management fees payable is $551 and $599 as of August 31, 2018 and 2017, respectively.

During the year ended August 31, 2018, the Company accrued rent expense in the amount of $Nil (2017 - $Nil) to a company with an officer in common.

As of August 31, 2018, related parties of the Company have provided a series of loans, totaling $70,673 (2017 - $70,673), for working capital purposes. These amounts are unsecured, interest-free and are due on demand.

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

3. The license is an exclusive, non-transferable, non-sub licensable license to manufacture, sell, represent, market, distribute and advertise the Licensed Products within the Territory on the terms and conditions set forth in the License Agreement and shall include access to, and use of, the Solace Products within the Territory on the terms and conditions set forth in the License Agreement and shall include access to, and use of, the Solace Management Group Inc.’s Licensed Products and Services, Marks, Manuals, brands, and the business format, formulations, methods, specifications, standards, and operating procedures.

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

Solace Management Group Inc. and Apawthecary Pets USA have an officer and director in common, Bradley Kersch. Apawthecary Pets USA has negotiated a licensing and distribution agreement with Solace Management Group Inc. The $100,000 License fee has not been paid as of August 31, 2018.

Item 14. Principal Accounting Fees and Services.

During the fiscal year ended August 31, 2018 we incurred approximately $13,505 in fees to our principal independent accountants for professional services rendered in connection with the audit of financial statements for the fiscal year ended August 31, 2018 and reviews of our financial statements for the quarters ended November 30, 2017, February 28, 2018 and May 31, 2018.

During the fiscal year ended August 31, 2017 we incurred approximately $9,635 in fees to our principal independent accountants for professional services rendered in connection with the audit of financial statements for the fiscal year ended August 31, 2017 and reviews of our financial statements for the quarters ended November 30, 2016, February 28, 2017 and May 31, 2017.

During the fiscal years ended August 31, 2018 and 2017 we did not incur any other fees for professional services rendered by our principal independent accountants for all other non-audit services which may include, but not limited to, tax related services, actuarial services or valuation services.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

The following exhibits are incorporated into this Form 10-K Annual Report:

Exhibit No.	Description
3.1	Certificate of Amendment [1]
3.2	By-Laws of Bookedbyus Inc. [2]
10.1	License Agreement [3]
31.1	Certification of Chief Executive Officer Pursuant to Rule 13a–14(a) or 15d-14(a) of the Securities Exchange Act of 1934
31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934*
32.1	Certification of Chief Executive Officer under Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer under Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**

___________

[1] Incorporated by reference from the Company’s S-1 filed with the Commission on September 15, 2017.

[2] Incorporated by reference from the Company’s S-1 filed with the Commission on September 9, 2011.

[3] Incorporated by reference from the Company’s S-1 filed with the Commissin on Sepember 15, 2017.

* Included in Exhibit 31.1

** Included in Exhibit 32.1

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

APAWTHECARY PETS USA.

Dated: December 14, 2018	By:	/s/ Brad Kersch
Brad Kersch President and Director Principal Executive Officer Principal Financial Officer

