Form 10-Q
period 2018-11-30
Apawthecary Pets USA
filed 2019-01-14
CIK 1528697

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: November 30, 2018

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes    ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☐ Yes    ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company.  See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act:

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. As of January 14, 2019, we had 24,827,264 shares of common stock outstanding.

2

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

Apawthecary Pets USA
Financial Statements
(Expressed in U.S. Dollars)
For the three month periods ended November 30, 2018 and 2017

(Unaudited)

Apawthecary Pets USA Balance Sheets (Expressed in U.S. Dollars) (Unaudited)

	November 30,	August 31,
	2018	2018
Assets

Current assets
Cash and cash equivalents	$37,842	$42,594
Inventory	$7,200	$7,200
Total current assets	45,042	49,794

Total Assets	$45,042	$49,794

Liabilities and Stockholders' Deficit

Current liabilities
Accounts payable and accrued liabilities	$5,439	$5,069
Accounts payable due to related parties (Note 3)	551	551
Due to related parties (Note 3)	70,673	70,673
Total current liabilities	76,663	76,293

Total Liabilities	76,663	76,293

Stockholders' deficit
Capital stock (Note 4)
Authorized 75,000,000 of common shares, par value $0.001 Issued and outstanding 24,827,264 common shares issued and outstanding (August 31, 2018 - 24,827,264), par value $0.001	24,827	24,827
Additional paid in capital	349,223	349,223
Accumulated deficit	(405,670)	(400,549)

Total stockholders' deficit	(31,621)	(26,499)

Total Liabilities and Stockholders' Deficit	$45,042	$49,794

The accompanying notes are an integral part of these unaudited interim financial statements.

Apawthecary Pets USA
Statements of Operations
(Expressed in U.S. Dollars)
(Unaudited)

	For the three month period ended November 30, 2018	For the three month period ended November 30, 2017

Operating Expenses
Professional fees	$4,620	$8,149
General and administrative	502	8,323

Total operating Expenses	5,122	16,472

Net loss	$(5,122)	$(16,472)

Basic and diluted net loss per common share - basic and diluted	(0.00)	(0.00)

Weighted average number of common shares - basic and diluted	24,827,264	24,780,561

The accompanying notes are an integral part of these unaudited interim financial statements.

Apawthecary Pets USA
Statements of Cash Flows
(Expressed in U.S. Dollars)
(Unaudited)

	For the three month period ended November 30, 2018	For the three month period ended November 30, 2017

Cash flows from operating activities
Net loss	$(5,122)	$(16,472)
Changes in operating asssets and liabilities:
Increase (decrease) in inventory	-	(7,200)
Increase (decrease) in accounts payable and accrued liabilities	370	4,804

Cash flows used in operating activities	(4,752)	(18,868)

Cash flows from financing activities
Proceeds from common shares sold for cash	-	85,000

Cash provided by financing activities	-	85,000

Net increase in cash	(4,752)	66,132

Cash and cash equivalents, beginning of year	42,594	13,380

Cash and cash equivalents, end of year	$37,842	$79,512

Supplemental disclosures of cash flow information
Cash paid during the period for:
Interest	$-	$-
Income taxes	-	-

The accompanying notes are an integral part of these unaudited interim financial statements.

Apawthecary Pets USA Notes to Financial Statements (Expressed in U.S. Dollars) For the three month periods ended November 30, 2018 and 2017 (Unaudited)

1. Nature and Continuance of Operations

Apawthecary Pets USA (the “Company”) was incorporated under the laws of the States of Nevada on December 27, 2007. The Company intends to operate in the pet industry.

On July 20 2017, the Company changed its name from Bookedbyus Inc. to Apawthecary Pets USA.

In the opinion of the management, all normal recurring adjustments which are necessary for a fair presentation of financial statements of the results for the period ended November 30, 2018 and 2017 have been included.

The Company’s financial statements as of November 30, 2018 and for the period then ended have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. The Company has a loss of $5,122 for the three months period ended November 30, 2018 and $16,472 for the three months period ended November 30, 2017. These factors raise substantial doubt about the ability of the Company to continue as a going concern.

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

As of November 30, 2018, the Company was not engaged in continued business, and had significant expenses from early stage activities. Although management is currently attempting to implement its business plan and is seeking additional sources of financing, there is no assurance the activity will be successful. Accordingly, the Company must rely on its president to perform essential functions without compensation until a business operation can be commenced. The financial statements do not include any adjustments that may result from the outcome of this uncertainty.

Apawthecary Pets USA Notes to Financial Statements (Expressed in U.S. Dollars) For the three month periods ended November 30, 2018 and 2017 (Unaudited)

2. Significant Account Policies

Basis of presentation

The accompanying unaudited interim financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission, and should be read in conjunction with the Company’s audited financial statement for the year ended August 31, 2018, as filed with the SEC on Form 10-K. In the opinion of management, all normal recurring adjustments which are necessary for a fair presentation of financial statements of the results for the interim period ended November 30, 2018, have been included. The results of operations for the interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements which would substantially duplicate the disclosures contained in the audited financial statements for the most recent fiscal period ended August 31, 2018, as reported in the From 10-K have been omitted.

Inventory

Inventories are stated at the lower of cost or market, using the first-in first-out method. Cost includes materials, labor and manufacturing overhead related to the purchase and production of inventories. The Company regularly review inventory quantities on hand, future purchase commitments with supplies, and the estimated utility of inventory. If the review indicates a reduction in utility below carrying value, the Company reduces the inventory to a new cost basis through a charge to cost of goods sold.

3. Due to Related Parties and Related Party Transactions

The outstanding balance of management fees payable to a consultant, Brad Kersch, who was under contract until December 31, 2016 is $551 as of November 30, 2018 and August 31, 2018 respectively.

As of November 30, 2018, the Company utilized office space located at 619 S.Ridgley, Los Angeles CA at no cost. The office space is operated by a company with an officer in common.

As of November 30, 2018, related parties of the Company had provided a series of loan, totaling $70,673 (August 31, 2018 - $70,673), for working capital purposes. These amounts are unsecured, interest free and are due on demand.

Yuying Liang has contributed uncompensated financial accounting services to Apawthecary Pets USA.

Apawthecary Pets USA Notes to Financial Statements (Expressed in U.S. Dollars) For the three month periods ended November 30, 2018 and 2017 (Unaudited)

3. Due to Related Parties and Related Party Transactions (Continued)

On August 24, 2017 Apawthecary Pets USA entered into a license agreement with Solace Management Group Inc. a British Columbia corporation. The material terms of such license agreement are:

1.	Upon execution of the Agreement, the Apawthecary Pets USA shall provide a non-refundable license fee in the amount of $100,000 (the “License Fee”) to be held in an escrow account pursuant and subject to the terms of an escrow agreement whereby the License Fee will remain in the escrow account until the earlier of a $3,000,000 raise by the Licensee or after the Set-up Period.

2.	Term of the License Agreement is 10 years with a 5 year renewal term.

3.	The license is an exclusive, non-transferable, non-sub licensable license to manufacture, sell, represent, market, distribute and advertise the Licensed Products within the Territory on the terms and conditions set forth in the License Agreement and shall include access to, and use of, the Solace Products within the Territory on the terms and conditions set forth in the License Agreement and shall include access to, and use of, the Solace Management Group Inc.’s Licensed Products and Services, Marks, Manuals, brands, and the business format, formulations, methods, specifications, standards, and operating procedures.

4.	Apawthecary Pets USA shall pay the Solace Management Group Inc. for all packaging and shipment expenses to the Licensee at the then current market rate plus 20%.

5.	Royalties will commence to accrue when the Licensed Products are accepted by the Apawthecary Pets USA. Apawthecary Pets USA shall pay quarterly royalties in addition to the yearly royalty fee, 10% of sales based on the wholesale price of each item.

Solace Management Group Inc. owns the brand and intellectual property rights to Apawthecary Pets.

Apawthecary Pets Inc., a Canadian corporation licensed the brand and distribution rights for Apawthecary Pets for use in Canada from Solace Management Group Inc.

Solace Management Group Inc. and Apawthecary Pets USA have an officer and director in common, Bradley Kersch. Apawthecary Pets USA has negotiated a licensing and distribution agreement with Solace Management Group Inc. The $100,000 License fee has not been paid as of November 30, 2018.

4. Capital Stock

The total authorized capital is 75,000,000 common shares with a par value of $0.001 per common share.

Issued and outstanding

The Company had 24,827,264 common shares issued and outstanding as at November 30, 2018 and November 30, 2017 respectively.

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

On August 24, 2017, Apawthecary Pets USA entered into a license agreement with Solace Management Group Inc. a British Columbia corporation. The material terms of such license agreement are:

1.	Upon execution of the Agreement, the Apawthecary Pets USA shall provide a non-refundable license fee in the amount of $100,000 (the “License Fee”) to be held in an escrow account pursuant and subject to the terms of an escrow agreement whereby the License Fee will remain in the escrow account until the earlier of a $3,000,000 raise by the Licensee or after the Set-up Period.

2.	Term of the License Agreement is 10 years with a 5 year renewal term.

3.	The license is an exclusive, non-transferable, non-sub licensable license to manufacture, sell, represent, market, distribute and advertise the Licensed Products within the Territory on the terms and conditions set forth in the License Agreement and shall include access to, and use of, the Solace Management Group Inc.’s Licensed Products and Services, Marks, Manuals, brands, and the business format, formulations, methods, specifications, standards, and operating procedures.

4.	Apawthecary Pets USA shall pay the Solace Management Group Inc. for all packaging and shipment expenses to the Licensee at the then current market rate plus 20%.

5.	Royalties will commence to accrue when the Licensed Products are accepted by the Apawthecary Pets USA. Apawthecary Pets USA shall pay quarterly royalties in addition to the yearly royalty fee, 10% of sales based on the wholesale price of each item.

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

The Company will need to seek capital from other resources such as private placements or in the Company’s sales of registered securities, or debt financing, which may not even be available to the Company. However, if such financing were available, because we are a development stage company with no or limited operations to date, it would likely have to pay additional costs associated with such financing and in the case of high risk loans be subject to an above market interest rate. At such time these funds are required, management would evaluate the terms of such financing. If the company cannot raise additional proceeds via such financing, it would be required to cease business operations.

As of November 30, 2018, we had $37,842 in cash as compared to $42,594 as of August 31, 2018. As of the date of this Form 10-Q, management believes that the Company’s capital resources should be adequate to continue operating and maintaining its business strategy during the fiscal year ended August 31, 2019. However, if the Company is unable to raise additional capital in the near future, due to the Company’s liquidity problems, management expects that the Company will need to curtail operations, liquidate assets, seek additional capital on less favorable terms and/or pursue other remedial measures.

We do not anticipate researching any further products nor the purchase or sale of any significant equipment. We also do not expect any significant additions to the number of employees.

Results of Operations

We had $nil in revenue for the three month period ended November 30, 2018 as compared to revenue for three month period ended November 30, 2017 of $nil.

Total expenses in the three month period ended November 30, 2018 were $5,122 as compared to total expenses for the three month period ended November 30, 2017 of $16,472 resulting in a net loss for the three month period ended November 30, 2018 of $5,122 as compared to a net loss of $16,472 for the three months ended November 30, 2017. The net loss for the three month period ended November 30, 2018 is a result of Professional fees of $4,620 comprised of legal and accounting fees, General and administrative expense of $502 and Management fees of $nil as compared to the net loss for the three month period ended November 30, 2017 of $16,472 was a result of Professional fees of $8,149 comprised of legal and accounting fees, General and administrative expense of $8,323, Management fees of $nil.

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

In connection with this quarterly report, as required by Rule 15d-15 under the Securities Exchange Act of 1934, we have carried out an evaluation of the effectiveness of the design and operation of our company's disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our company's management, including our company's principal executive officer and principal financial officer. Based upon that evaluation, our company's principal executive officer and principal financial officer concluded that subject to the inherent limitations noted in this Part II, Item 9A(T) as of November 30, 2018, our disclosure controls and procedures were not effective due to the existence of material weaknesses in our internal controls over financial reporting.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) or 15d-15(f)) during the quarter ended November 30, 2018 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Apawthecary Pets USA

Date: January 14, 2019	By:	/s/ Brad Kersch
Brad Kersch
President and Director
Principal Executive Officer
Principal Financial Officer

