Form 10-Q
period 2019-02-28
Apawthecary Pets USA
filed 2019-04-22
CIK 1528697

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 28, 2019

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

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court ☐Yes     ☐ No

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. As of April 15, 2019 we had 24,827,264 shares of common stock outstanding.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

Apawthecary Pets USA
Balance Sheets
(Expressed in U.S. Dollars)
(Unaudited)

	February 28,	August 31,
	2019	2018
Assets

Current assets
Cash and cash equivalents	$29,945	$42,594
Inventory	7,200	7,200
Total current assets	37,145	49,794

Total Assets	$37,145	$49,794

Liabilities and Stockholders' Deficit

Current liabilities
Accounts payable and accrued liabilities	$11,408	$5,069
Accounts payable due to related parties (Note 3)	551	551
Due to related parties (Note 3)	70,673	70,673
Total current liabilities	82,632	76,293

Total Liabilities	82,632	76,293

Stockholders' deficit
Capital stock (Note 4)
Authorized
75,000,000 of common shares, par value $0.001
Issued and outstanding
24,827,264 common shares issued and outstanding (August 31, 2018 - 24,827,264), par value $0.001	24,827	24,827
Additional paid in capital	349,223	349,223
Accumulated deficit	(419,537)	(400,549)

Total stockholders' deficit	(45,487)	(26,499)

Total Liabilities and Stockholders' Deficit	$37,145	$49,794

Apawthecary Pets USA
Statements of Operations
(Expressed in U.S. Dollars)
(Unaudited)

	For the	For the	For the	For the
	three month	three month	six month	six month
	period ended	period ended	period ended	period ended
	February 28,	February 28,	February 28,	February 28,
	2019	2018	2019	2018

Operating Expenses
Professional fees	$12,387	$24,787	$17,007	$32,936
General and administrative	1,479	3,258	1,981	11,581

Total operating Expenses	13,866	28,045	18,988	44,517

Net loss	$(13,866)	$(28,045)	$(18,988)	$(44,517)

Basic and diluted net loss per common share - basic and diluted	(0.00)	(0.00)	(0.00)	(0.00)

Weighted average number of common shares - basic and diluted	24,827,264	24,827,264	24,827,264	24,803,783

Apawthecary Pets USA
Statements of Changes in Equity
(Expressed in U.S. Dollars)
For the three month periods ended February 28, 2019 and 2018

	Common stock		Additional paid-in	Accumulated
	Shares	Amount	capital	Deficit	Total
Balance at November 30, 2018	24,827,264	24,827	349,223	(405,671)	(31,621)
Net loss	-	-	-	(13,866)	(13,866)
Balance at February 28, 2019	24,827,264	24,827	349,223	(419,537)	(45,487)

Balance at November 30, 2017	24,827,264	24,827	349,223	(368,747)	5,303
Net loss	-	-	-	(28,045)	(28,045)
Balance at February 28, 2018	24,827,264	24,827	349,223	(396,792)	(22,742)

Apawthecary Pets USA
Statements of Changes in Equity
(Expressed in U.S. Dollars)
For the six month periods ended February 28, 2019 and 2018

	Common Stock		Additional Paid-in	Accumulated
	Shares	Amount	Capital	Deficit	Total
Balance at August 31, 2018	24,827,264	24,827	349,223	(400,549)	(26,499)
Net loss	-	-	-	(18,988)	(18,988)
Balance at February 28, 2019	24,827,264	24,827	349,223	(419,537)	(45,487)

Balance at August 31, 2017	23,977,264	23,977	265,073	(352,275)	(63,225)
Common shares sold for cash	850,000	850	84,150	-	85,000
Net loss	-	-	-	(44,517)	(44,517)
Balance at February 28, 2018	24,827,264	24,827	349,223	(396,792)	(22,742)

Apawthecary Pets USA
Statements of Cash Flows
(Expressed in U.S. Dollars)
(Unaudited)

	For the	For the
	six month	six month
	period ended	period ended
	February 28,	February 28,
	2019	2018

Cash flows from operating activities
Net loss	$(18,988)	$(44,517)
Changes in operating asssets and liabilities:
Increase (decrease) in inventory	-	(7,200)
Increase (decrease) in accounts payable and accrued liabilities	6,339	7,706

Cash flows used in operating activities	(12,649)	(44,011)

Cash flows from financing activities
Proceeds from common shares sold for cash	-	85,000

Cash provided by financing activities	-	85,000

Net increase in cash	(12,649)	40,989

Cash and cash equivalents, beginning of year	42,594	13,380

Cash and cash equivalents, end of year	$29,945	$54,369

Apawthecary Pets USA

Notes to Financial Statements

(Expressed in U.S. Dollars)

For the three and six months periods ended February 28, 2019 and 2018

(Unaudited)

1.	Nature and Continuance of Operations

Apawthecary Pets USA (the ”Company”) was incorporated under the laws of the States of Nevada on December 27, 2007. The Company intends to operate in the pet industry.

On July 20 2017, the Company changed its name from Bookedbyus Inc. to Apawthecary Pets USA.

In the opinion of the management, all normal recurring adjustments which are necessary for a fair presentation of financial statements of the results for the periods ended February 28, 2019 and 2018 have been included.

The Company’s financial statements as of February 28, 2019 and for the period then ended have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. The Company generated a net loss of $15,488 for the six month period ended February 28, 2019 and had a working capital deficit of $41,987 as of February 28, 2019. These factors raise substantial doubt about the ability of the Company to continue as a going concern.

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

As of February 28, 2019, the Company was not engaged in continued business, and had significant expenses from early stage activities. Although management is currently attempting to implement its business plan and is seeking additional sources of financing, there is no assurance the activity will be successful. Accordingly, the Company must rely on its president to perform essential functions without compensation until a business operation can be commenced. The financial statements do not include any adjustments that may result from the outcome of this uncertainty.

2.	Significant Accounting Policies

Basis of presentation

The accompanying unaudited interim financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission, and should be read in conjunction with the Company’s audited financial statement for the year ended August 31, 2018, as filed with the SEC on Form 10-K. In the opinion of management, all normal recurring adjustments which are necessary for a fair presentation of financial statements of the results for the interim period ended February 28, 2019, have been included. The results of operations for the interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements which would substantially duplicate the disclosures contained in the audited financial statements for the most recent fiscal period ended August 31, 2018, as reported in the From 10-K have been omitted.

Inventory

Inventories are stated at the lower of cost or net realizable value, using the first-in first-out method. Cost includes materials, labor and manufacturing overhead related to the purchase and production of inventories. The Company regularly review inventory quantities on hand, future purchase commitments with supplies, and the estimated utility of inventory. If the review indicates a reduction in utility below carrying value, the Company reduces the inventory to a new cost basis through a charge to cost of goods sold.

3.	Due to Related Parties and Related Party Transactions

The outstanding balance of management fees payable to a consultant, Brad Kersch, who was under contract until December 31, 2016 was $551 as of February 28, 2019 and August 31, 2018 respectively.

As of February 28, 2019, the Company utilized office space located at 619 S.Ridgley, Los Angeles CA at no cost. The office space is operated by a company with an officer in common.

Apawthecary Pets USA

Notes to Financial Statements

(Expressed in U.S. Dollars)

For the three and six months periods ended February 28, 2019 and 2018

(Unaudited)

As of February 28, 2019, related parties of the Company have provided a series of loans, totaling $70,673 (August 31, 2018 $70,673), for working capital purposes. These amounts are unsecured, interest free and are due on demand.

Yuying Liang has contributed uncompensated financial accounting services to Apawthecary Pets USA.

On August 24, 2017 Apawthecary Pets USA entered into a license agreement with Solace Management Group Inc. a British Columbia corporation. The material terms of such license agreement are:

1.	Upon execution of the Agreement, the Apawthecary Pets USA shall provide a nonrefundable license fee in the amount of $100,000 (the “License Fee”) to be held in an escrow account pursuant and subject to the terms of an escrow agreement whereby the License Fee will remain in the escrow account until the earlier of a $3,000,000 raise by the Licensee or after the Setup Period.

2.	Term of the License Agreement is 10 years with a 5 year renewal term.

3.	The license is an exclusive, nontransferable, nonsub licensable license to manufacture, sell, represent, market, distribute and advertise the Licensed Products within the Territory on the terms and conditions set forth in the License Agreement and shall include access to, and use of, the Solace Products within the Territory on the terms and conditions set forth in the License Agreement and shall include access to, and use of, the Solace Management Group Inc.’s Licensed Products and Services, Marks, Manuals, brands, and the business format, formulations, methods, specifications, standards, and operating procedures.

4.	Apawthecary Pets USA shall pay the Solace Management Group Inc. for all packaging and shipment expenses to the Licensee at the then current market rate plus 20%.

5.	Royalties will commence to accrue when the Licensed Products are accepted by the Apawthecary Pets USA. Apawthecary Pets USA shall pay quarterly royalties in addition to the yearly royalty fee, 10% of sales based on the wholesale price of each item.

Solace Management Group Inc. owns the brand and intellectual property rights to Apawthecary Pets.

Apawthecary Pets Inc., a Canadian corporation licensed the brand and distribution rights for Apawthecary Pets for use in Canada from Solace Management Group Inc.

Solace Management Group Inc. and Apawthecary Pets USA have an officer and director in common, Bradley Kersch. Apawthecary Pets USA has negotiated a licensing and distribution agreement with Solace Management Group Inc. The $100,000 License fee has not been paid as of February 28, 2019.

4.	Capital Stock

The total authorized capital is 75,000,000 common shares with a par value of $0.001 per common share.

Issued and outstanding The Company had 24,827,264 common shares issued and outstanding as at February 28, 2019 and August 31, 2018, respectively.

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

Solace Management Group Inc. and Apawthecary Pets USA have an officer and director in common, Bradley Kersch. Apawthecary Pets USA has negotiated a licensing and distribution agreement with Solace Management Group Inc. The $100,000 License fee has not been paid as of February 28, 2019.

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

As of February 28, 2019, we had $29,945 in cash and $7,200 in inventory as compared to $49,794 in cash and $7,200 in inventory as at August 31, 2018. As of the date of this Form 10-Q, the current funds available to the Company will not be sufficient to fund the expenses related to the implementation of our business and continue maintaining a reporting status. The Company’s sole officer and director, Mr. Kersch has indicated that he may be willing to provide a maximum of $20,000, required to maintain the reporting status, in the form of a non-secured loan for the next twelve months as the expenses are incurred if no other proceeds are obtained by the Company. However, there is no contract or written agreement in place.

We do not anticipate researching any further products nor the purchase or sale of any significant equipment. We also do not expect any significant additions to the number of employees.

Results of Operations

We had $nil in revenue for the three month period ended February 28, 2019 as compared to revenue for three month period ended February 29, 2018 of $nil.

Total operating expenses for the three month period ended February 28, 2019 were $10,366 as compared to total operating expenses for the three month period ended February 28 2018 of $28,045 resulting in a net loss for the three month period ended February 28, 2019 of $10,366 as compared to a net loss of $28,045 for three month period ended February 28, 2018. The net loss for the three month period ended February 28, 2019 is a result of professional fees of $8,887, and general and administrative expense of $1,479, as compared to the net loss for the three month period ended February 28, 2018 of $28,045 which was a result of professional fees of $24,787 comprised of legal and accounting fees and general and administrative expense of $3,258.

Total operating expenses for the six month period ended February 28, 2019 were $15,488 as compared to total operating expenses for the six month period ended February 28, 2018 of $44,517 resulting in a net loss for the six month period ended February 28, 2019 of $15,488 as compared to a net loss of $44,517 for six month period ended February 28, 2018. The net loss for the six month period ended February 28, 2019 is a result of professional fees of $13,507, and general and administrative expense of $1,981, as compared to the net loss for the six month period ended February 28, 2018 of $44,517 which was a result of professional fees of $32,936 comprised of legal and accounting fees and general and administrative expense of $11,581.

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

In connection with this quarterly report, as required by Rule 15d-15 under the Securities Exchange Act of 1934, we have carried out an evaluation of the effectiveness of the design and operation of our company's disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our company's management, including our company's principal executive officer and principal financial officer. Based upon that evaluation, our company's principal executive officer and principal financial officer concluded that as of February 28, 2019 our disclosure controls and procedures were not effective due to the existence of material weaknesses in our internal controls over financial reporting.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) or 15d-15(f)) during the quarter ended February 28, 2019 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

_____________

*     Included in Exhibit 31.1

**   Included in Exhibit 32.1

SIGNATURES*

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Apawthecary Pets USA.

Date: April 15, 2019	By:	/s/ Bradley Kersch
Bradley Kersch
President, Chief Executive Officer (Principal Executive Officer) and Director

9