Form 10-Q
period 2019-05-31
Apawthecary Pets USA
filed 2019-07-19
CIK 1528697

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 31, 2019

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes  ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☐ Yes ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting companyor an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act:

Large accelerated filer	☐	Non-accelerated filer	☒
Accelerated filer	☐	Smaller reporting company	☒
		Emerging growth company	☒

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. As of July 15, 2019 we had 24,827,264 shares of common stock outstanding.

2

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

Apawthecary Pets USA

Financial Statements

(Expressed in U.S. Dollars)

For the three and nine months ended ended May 31, 2019 and 2018

(Unaudited)

Apawthecary Pets USA
Balance Sheets
(Expressed in U.S. Dollars)
(Unaudited)

	May 31,	August 31,
	2019	2018
Assets

Current assets
Cash and cash equivalents	$25,553	$42,594
Inventory	7,200	7,200
Total current assets	32,753	49,794

Total Assets	$32,753	$49,794

Liabilities and Stockholders' Deficit

Current liabilities
Accounts payable and accrued liabilities	$11,778	$5,069
Accounts payable due to related parties (Note 3)	551	551
Due to related parties (Note 3)	70,673	70,673
Total current liabilities	83,002	76,293

Total Liabilities	83,002	76,293

Stockholders' deficit
Capital stock (Note 4)
Authorized
75,000,000 of common shares, par value $0.001
Issued and outstanding
24,827,264 common shares issued and outstanding
(August 31, 2018 - 24,827,264), par value $0.001	24,827	24,827
Additional paid in capital	349,223	349,223
Accumulated deficit	(424,299)	(400,549)

Total stockholders' deficit	(50,249)	(26,499)

Total Liabilities and Stockholders' Deficit	$32,753	$49,794

Apawthecary Pets USA
Statements of Operations
(Expressed in U.S. Dollars)
(Unaudited)

	For the	For the	For the	For the
	three month	three month	nine month	nine month
	period ended	period ended	period ended	period ended
	May 31,	May 31,	May 31,	May 31,
	2019	2018	2019	2018

Operating Expenses
Professional fees	$4,281	$1,552	$21,288	$28,305
General and administrative	481	377	2,462	11,958

Total operating Expenses	4,762	1,929	23,750	40,263

Net loss	$(4,762)	$(1,929)	$(23,750)	$(40,263)

Basic and diluted net loss per common share - basic and diluted	(0.00)	(0.00)	(0.00)	(0.00)

Weighted average number of common shares - basic and diluted	24,827,264	24,827,264	24,827,264	24,811,696

Apawthecary Pets USA
Statements of Changes in Equity
(Expressed in U.S. Dollars)
For the three month periods ended May 31, 2019 and 2018

	Common stock		Additional	Accumulated
	Shares	Amount	paid-in capital	Deficit	Total
Balance at February 28, 2019	24,827,264	24,827	349,223	(419,537)	(45,487)
Net loss	-	-	-	(4,762)	(4,762)
Balance at May 31, 2019	24,827,264	24,827	349,223	(424,299)	(50,249)

Balance at February 28, 2018	24,827,264	24,827	349,223	(390,609)	(16,559)
Net loss	-	-	-	(1,929)	(1,929)
Balance at May 31, 2018	24,827,264	24,827	349,223	(392,538)	(18,488)

Apawthecary Pets USA
Statements of Changes in Equity
(Expressed in U.S. Dollars)
For the nine month periods ended May 31, 2019 and 2018

	Common Stock		Additional	Accumulated
	Shares	Amount	Paid-in Capital	Deficit	Total
Balance at August 31, 2018	24,827,264	24,827	349,223	(400,549)	(26,499)
Net loss	-	-	-	(23,750)	(23,750)
Balance at May 31, 2019	24,827,264	24,827	349,223	(424,299)	(50,249)

Balance at August 31, 2017	23,977,264	23,977	265,073	(352,275)	(63,225)
Common shares sold for cash	850,000	850	84,150	-	85,000
Net loss	-	-	-	(40,263)	(40,263)
Balance at May 31, 2018	24,827,264	24,827	349,223	(392,538)	(18,488)

Apawthecary Pets USA
Statements of Operations
(Expressed in U.S. Dollars)
(Unaudited)

	For the	For the
	nine month	nine month
	period ended	period ended
	May 31,	May 31,
	2019	2018
Cash flows from operating activities
Net loss	$(23,750)	$(40,263)
Changes in operating asssets and liabilities:
Decrease in inventory	-	(7,200)
Increase in accounts payable and accrued liabilities	6,709	5,396

Cash flows used in operating activities	(17,041)	(42,067)

Cash flows from financing activities
Proceeds from common shares sold for cash	-	85,000

Cash provided by financing activities	-	85,000

Net (decrease) increase in cash and cash equivalents	(17,041)	42,933

Cash and cash equivalents, beginning of year	42,594	13,380

Cash and cash equivalents, end of year	$25,553	$56,313

Apawthecary Pets USA Notes to Financial Statements (Expressed in U.S. Dollars) For the three and nine months periods ended May 31, 2019 and 2018 (Unaudited)

1. Nature and Continuance of Operations

Apawthecary Pets USA (the “Company”) was incorporated under the laws of the States of Nevada on December 27, 2007. The Company intends to operate in the pet industry.

On July 20 2017, the Company changed its name from Bookedbyus Inc. to Apawthecary Pets USA.

In the opinion of the management, all normal recurring adjustments which are necessary for a fair presentation of financial statements of the results for the periods ended May 31, 2019 and 2018 have been included.

The Company’s financial statements as of May 31, 2019 and for the period then ended have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. The Company generated a net loss of $23,750 for the nine-month period ended May 31, 2019 and had a working capital deficit of $50,249 as of May 31, 2019. These factors raise substantial doubt about the ability of the Company to continue as a going concern.

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

As of May 31, 2019, the Company was not engaged in continued business, and had significant expenses from early stage activities. Although management is currently attempting to implement its business plan and is seeking additional sources of financing, there is no assurance the activity will be successful. Accordingly, the Company must rely on its president to perform essential functions without compensation until a business operation can be commenced. The financial statements do not include any adjustments that may result from the outcome of this uncertainty.

2. Significant Accounting Policies

Basis of presentation

The accompanying unaudited interim financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission, and should be read in conjunction with the Company’s audited financial statement for the year ended August 31, 2018, as filed with the SEC on Form 10-K. In the opinion of management, all normal recurring adjustments which are necessary for a fair presentation of financial statements of the results for the interim period ended May 31, 2019, have been included. The results of operations for the interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements which would substantially duplicate the disclosures contained in the audited financial statements for the most recent fiscal period ended August 31, 2018, as reported in the From 10-K have been omitted.

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

3. Due to Related Parties and Related Party Transactions

The outstanding balance of management fees payable to a consultant, Brad Kersch, who was under contract until December 31, 2016 was $551 as of May 31, 2019 and August 31, 2018, respectively.

As of May 31, 2019, the Company utilized office space located at 619 S.Ridgley, Los Angeles CA at no cost. The office space is operated by a company with an officer in common.

Apawthecary Pets USA Notes to Financial Statements (Expressed in U.S. Dollars) For the three and nine months periods ended May 31, 2019 and 2018 (Unaudited)

3. Due to Related Parties and Related Party Transactions (Continued)

As of May 31, 2019, related parties of the Company have provided a series of loans, totaling $70,673 (August 31, 2018  $70,673), for working capital purposes. These amounts are unsecured, interest free and are due on demand.

Yuying Liang has contributed uncompensated financial accounting services to Apawthecary Pets USA.

On August 24, 2017 Apawthecary Pets USA entered into a license agreement with Solace Management Group Inc. a British Columbia corporation. The material terms of such license agreement are:

1.	Upon execution of the Agreement, the Apawthecary Pets USA shall provide a nonrefundable license fee in the amount of $100,000 (the "License Fee") to be held in an escrow account pursuant and subject to the terms of an escrow agreement whereby the License Fee will remain in the escrow account until the earlier of a $3,000,000 raise by the Licensee or after the Setup Period.

2.	Term of the License Agreement is 10 years with a 5 year renewal term.

3.	The license is an exclusive, nontransferable, nonsub licensable license to manufacture, sell, represent, market, distribute and advertise the Licensed Products within the Territory on the terms and conditions set forth in the License Agreement and shall include access to, and use of, the Solace Products within the Territory on the terms and conditions set forth in the License Agreement and shall include access to, and use of, the Solace Management Group Inc.’s Licensed Products and Services, Marks, Manuals, brands, and the business format, formulations, methods, specifications, standards, and operating procedures.

4.	Apawthecary Pets USA shall pay the Solace Management Group Inc. for all packaging and shipment expenses to the Licensee at the then current market rate plus 20%.

5.	Royalties will commence to accrue when the Licensed Products are accepted by the Apawthecary Pets USA. Apawthecary Pets USA shall pay quarterly royalties in addition to the yearly royalty fee, 10% of sales based on the wholesale price of each item.

Solace Management Group Inc. owns the brand and intellectual property rights to Apawthecary Pets.

Apawthecary Pets Inc., a Canadian corporation licensed the brand and distribution rights for Apawthecary Pets for use in Canada from Solace Management Group Inc.

Solace Management Group Inc. and Apawthecary Pets USA have an officer and director in common, Bradley Kersch. Apawthecary Pets USA has negotiated a licensing and distribution agreement with Solace Management Group Inc. The $100,000 License fee has not been paid as of May 31, 2019.

4. Capital Stock

The total authorized capital is 75,000,000 common shares with a par value of $0.001 per common share.

Issued and outstanding

The Company had 24,827,264 common shares issued and outstanding as at May 31, 2019 and August 31, 2018, respectively.

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

Solace Management Group Inc. and Apawthecary Pets USA have an officer and director in common, Bradley Kersch. Apawthecary Pets USA has negotiated a licensing and distribution agreement with Solace Management Group Inc. The $100,000 License fee has not been paid as of May31, 2019.

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

As of May 31, 2019, we had $25,553 in cash as compared to $42,594 as at August 31, 2018. As of the date of this Form 10-Q, the current funds available to the Company will not be sufficient to fund the expenses related to the implementation of our business and continue maintaining a reporting status. The Company’s sole officer and director, Mr. Kersch has indicated that he may be willing to provide a maximum of $20,000, required to maintain the reporting status, in the form of a non-secured loan for the next twelve months as the expenses are incurred if no other proceeds are obtained by the Company. However, there is no contract or written agreement in place.

We do not anticipate researching any further products nor the purchase or sale of any significant equipment. We also do not expect any significant additions to the number of employees.

Results of Operations

We had $nil in revenue for the three and nine months period ended May 31, 2019 as compared to revenue for three and nine months period ended May 31, 2018 of $nil.

Total operating expenses for the three months period ended May 31, 2019 were $4,762 as compared to total operating expenses for the three month period ended May 31, 2018 of 1,929 resulting in a net loss for the three months period ended May 31, 2019 of $4,762 as compared to a net loss of $1,929 for three months period ended May 31, 2018. The net loss for the three month period ended May 31, 2019 is a result of professional fees of $4,281, general and administrative expense of $481 as compared to the net loss for the three month period ended May 31, 2018 of $1,929 is a result of professional fees of $1,552 comprised of legal and accounting fees and general and administrative expense of $377.

Total operating expenses for the nine months period ended May 31, 2019 were $23,750 as compared to total operating expenses for the nine months period ended May 31, 2018 of $40,263 resulting in a net loss for the nine months period ended May 31, 2019 of $23,750 as compared to a net loss of $40,263 for nine months period ended May 31, 2018. The net loss for the nine months period ended May 31, 2019 is a result of professional fees of $21,288 and general and administrative expense of $2,462 as compared to the net loss for the nine months period ended May 31, 2018 of $40,263 which was a result of professional fees of $28,305 comprised of legal and accounting fees and general and administrative expense of $11,958.

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

In connection with this quarterly report, as required by Rule 15d-15 under the Securities Exchange Act of 1934, we have carried out an evaluation of the effectiveness of the design and operation of our company's disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our company's management, including our company's principal executive officer and principal financial officer. Based upon that evaluation, our company's principal executive officer and principal financial officer concluded that as of May 31, 2019 our disclosure controls and procedures were not effective due to the existence of material weaknesses in our internal controls over financial reporting.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) or 15d-15(f)) during the quarter ended May 31, 2019 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

____________________

*     Included in Exhibit 31.1

**   Included in Exhibit 32.1

SIGNATURES*

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Apawthecary Pets USA.

Date: July 19, 2019	By:	/s/ Bradley Kersch
Bradley Kersch
President, Chief Executive Officer (Principal Executive Officer) and Director

