Form 10-K
period 2019-08-31
Apawthecary Pets USA
filed 2019-12-13
CIK 1528697

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended August 31, 2019

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________________ to ________________

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☐ Yes      ☒ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☐ Yes      ☒ No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐ Yes     ☒ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

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

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date. As of December 13, 2019 24,827,264 common shares are Issued and Outstanding.

PART I

Item 1. Business.

Apawthecary Pets USA was formerly known as Bookedbyus Inc., a development stage company, which was formed on December 27, 2007. Bookedbyus Inc. had commenced limited operations, primarily focused on organizational matters. The Company had not yet implemented its business model and has generated $31,502 in revenue since inception from consulting projects unrelated to our planned business model and has incurred losses of $436,946 through August 31, 2019.

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

Pet Paw Protection: 100% All Natural Organic Pet Paw Protection Wax. Prevent damage and paw conditions with Apawthecary’s Paw Protection. The paw protection comes in wax form and provides protection even in the most extreme conditions. Recommended for dogs who don’t like boots on their feet!

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

Popular competitive products include: Zuke’s® ‘Hip-Action’ Hip and Joint Chews, Pet Naturals® ‘Calming’ Soft Moist Chews, Cloud Star® ‘Dynamo Dog’ Hip and Joint Treats, Blue Buffalo® ‘Jolly Joints’ Jerky Treats.

Hemp supplement products: There are four companies that we know of who are currently operating in this category. They are offering products in capsule and baked biscuit formats; Canna-PetTM ’Canna-Biscuits’ and capsules, Canna-CompanionTM Hemp capsules, TreatiblesTM baked CBD dog biscuits and TruLeaf dog chews.

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

We need to seek capital from resources such as the sale of private placements in the Company’s common stock or debt financing, which may not even be available to the Company. However, if such financing were available, because we are a, early stage company with no or limited operations to date, it would likely have to pay additional costs associated with such financing and in the case of high risk loans be subject to an above market interest rate. At such time these funds are required, management would evaluate the terms of such financing. If the company cannot raise additional proceeds via such financing, it may be required to cease business operations.

As of August 31, 2019, we had $20,256 in cash as compared to $42,594 as of August 31, 2018 As of the date of this Form 10-K, the current funds available to the Company will not be sufficient to fund the expenses related to maintaining a reporting status. We are in the process of seeking additional equity financing in the form of private placements to fund our intended business operations.

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

Results of Operations

At August 31, 2019, the Company was not engaged in continued business and has been primarily involved in early stage activities to date. Due to a lack of funding, we have not implemented our Plan of Operations.

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

We had $Nil in revenue for the fiscal year ended August 31, 2019 as compared to revenue for the fiscal year ended August 31, 2018 of $Nil.

Total expenses in the fiscal year ended August 31, 2019 were $36,397 as compared to total expenses for the fiscal year ended August 31, 2018 of $48,274 resulting in a net loss for the fiscal year ended August 31, 2019 of $36,397 as compared to a net loss of $48,274 for the fiscal year ended August 31, 2018. The net loss for the fiscal year ended August 31, 2019 is a result of Professional fees of $26,572, comprised primarily of legal and accounting expense, General and administrative expense of $2,625 and impairment loss of $7,200 as compared to the net loss for the fiscal year ended August 31, 2018 of $48,274 which was a result of Professional fees of $35,677, comprised primarily of legal and accounting expense and General and administrative expense of $12,597.

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

Item 8. Financial Statements and Supplementary Data.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of

Apawthecary Pets USA

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Apawthecary Pets USA (the “Company”) as of August 31, 2019 and 2018, and the related statements of operations, changes in stockholders’ deficit and cash flows for the years then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of August 31, 2019 and 2018, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Going Concern Matter

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has suffered recurring losses from operations and has a net capital deficiency that raises substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ MaloneBailey, LLP
www.malonebailey.com
We have served as the Company’s auditor since 2015.
Houston, Texas
December xx, 2019

Apawthecary Pets USA
Balance Sheets
(Expressed in U.S. Dollars)

	August 31,	August 31,
	2019	2018
Assets

Current assets
Cash and cash equivalents	$20,256	$42,594
Inventory (Note 4)	-	7,200
Total current assets	20,256	49,794

Total Assets	$20,256	$49,794

Liabilities and Stockholders' Deficit

Current liabilities
Accounts payable and accrued liabilities	$9,957	$5,069
Accounts payable due to related parties (Note 3)	2,522	551
Due to related parties (Note 3)	70,673	70,673
Total current liabilities	83,152	76,293

Total Liabilities	83,152	76,293

Stockholders' deficit
Capital stock (Note 5)
Authorized 75,000,000 of common shares, par value $0.001
Issued and outstanding 24,827,264 common shares issued and outstanding (2018 - 24,827,264), par value $0.001	24,827	24,827
Additional paid in capital	349,223	349,223
Accumulated deficit	(436,946)	(400,549)

Total stockholders' deficit	(62,896)	(26,499)

Total Liabilities and Stockholders' Deficit	$20,256	$49,794

Apawthecary Pets USA
Statements of Operations
(Expressed in U.S. Dollars)

	For the	For the
	year ended	year ended
	August 31,	August 31,
	2019	2018

Operating Expenses
Professional fees	$26,572	$35,677
General and administrative	2,625	12,597
Impairment Loss (Note 4)	7,200	-

Total Operating Expenses	36,397	48,274

Net loss	$(36,397)	$(48,274)

Basic and diluted net loss per common share - basic and diluted	(0.00)	(0.00)

Weighted average number of common shares - basic and diluted	24,827,264	24,799,935

Apawthecary Pets USA
Statements of Changes in Stockholders' Deficit
(Expressed in U.S. Dollars)
For the years ended August 31, 2019 and August 31, 2018

	Number of		Additional	Accumulated	Stockholders'
	shares issued	Capital stock	paid in capital	deficit	deficit
		$	$	$	$
Balance at August 31, 2017	23,977,264	23,977	265,073	(352,275)	(63,225)
Common shares sold for cash	850,000	850	84,150	-	85,000
Net loss for the year	-	-	-	(48,274)	(48,274)
Balance at August 31, 2018	24,827,264	24,827	349,223	(400,549)	(26,499)

Balance at August 31, 2018	24,827,264	24,827	349,223	(400,549)	(26,499)
Net loss for the year	-	-	-	(36,397)	(36,397)
Balance at August 31, 2019	24,827,264	24,827	349,223	(436,946)	(62,896)

Apawthecary Pets USA
Statements of Cash Flows
(Expressed in U.S. Dollars)

	For the	For the
	year ended	year ended
	August 31,	August 31,
	2019	2018

Cash flows from operating activities
Net loss	$(36,397)	$(48,274)
Adjustments to reconcile net loss to net cash used in operating activities
Inventory Impairment	7,200	-
Changes in operating asssets and liabilities:
Decrease (increase) in inventory	-	(7,200)
Increase (decrease) in accounts payable and accrued liabilities	4,888	(264)
Increase (decrease) in accounts payable due to related parties	1,971	(48)

Cash flows used in operating activities	(22,338)	(55,786)

Cash flows from financing activities
Proceeds from common shares sold for cash	-	85,000

Cash provided by financing activities	-	85,000

Net (decrease) increase in cash	(22,338)	29,214

Cash and cash equivalents, beginning of year	42,594	13,380

Cash and cash equivalents, end of year	$20,256	$42,594

Supplemental disclosures of cash flow information
Cash paid during the period for:
Interest	$-	$-
Income taxes	$-	$-

Apawthecary Pets USA
Notes to Financial Statements
(Expressed in U.S. Dollars)

1.	Nature and Continuance of Operations

Apawthecary Pets USA (the ”Company”) was incorporated under the laws of the States of Nevada on December 27, 2007. The Company intends to operate in the pet industry.

On July 20, 2017, the Company changed its name from Bookedbyus Inc. to Apawthecary Pets USA.

The Company’s financial statements as at August 31, 2019 and for the year then ended have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. The Company has a loss of $36,397 for the year ended August 31, 2019 and $48,274 for the year ended August 31, 2018 and has a working capital deficit at August 31, 2019. These factors raise substantial doubt about the ability of the Company to continue as a going concern.

Management cannot provide assurance that the Company will ultimately achieve profitable operations or become cash flow positive, or raise additional debt and/or equity capital. Management believes that the Company’s capital resources should be adequate to continue operating and maintaining its business strategy during the fiscal year ended August 31, 2020. However, if the Company is unable to raise additional capital in the near future, due to the Company’s liquidity problems, management expects that the Company will need to curtail operations, liquidate assets, seek additional capital on less favorable terms and/or pursue other remedial measures. These financial statements do not include any adjustments related to the recoverability and classification of assets or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

As of August 31, 2019, the Company was not engaged in continued business, and had significant expenses from early stage activities. Although management is currently attempting to implement its business plan and is seeking additional sources of financing, there is no assurance the activity will be successful. Accordingly, the Company must rely on its president to perform essential functions without compensation until a business operation can be commenced. The financial statements do not include any adjustments that may result from the outcome of this uncertainty.

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

Inventory Write-downs

Inventory will be written down if the cost exceeds its net realizable value, and the amount will be realized as impairment loss.

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

Apawthecary Pets USA
Notes to Financial Statements
(Expressed in U.S. Dollars)

2.	Significant Account Policies (Continued)

Financial instruments (Continued)

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

As at August 31, 2019, the fair value of cash and cash equivalents, accounts payable and due to related party approximates their carrying value because of their short term maturities.

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

Apawthecary Pets USA
Notes to Financial Statements
(Expressed in U.S. Dollars)

2.	Significant Account Policies (Continued)

Financial instruments (Continued)

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

Comprehensive loss

ASC 220, “Comprehensive Income”, establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. As at August 31, 2019, the Company has no items that represent a comprehensive loss and, therefore, has not included a schedule of comprehensive loss in the financial statements.

Apawthecary Pets USA
Notes to Financial Statements
(Expressed in U.S. Dollars)

2.	Significant Account Policies (Continued)

Financial instruments (Continued)

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

Recent accounting pronouncements

In May 2014, the FASB issued ASU 2014-09, “Revenue from Contracts with Customers (Topic 606)”, which supersedes nearly all existing revenue recognition guidance under accounting principles generally accepted in the United States of America. The core principle of this ASU is that revenue should be recognized for the amount of consideration expected to be received for promised goods or services transferred to customers. This ASU also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments, and assets recognized for costs incurred to obtain or fulfill a contract. ASU 2014-09 was scheduled to be effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period. In August 2015, the FASB issued ASU 2015-14, “Revenue from Contracts with Customers (Topic 606): Deferral of Effective Date,” which deferred the effective date of ASU 2014-09 by one year and allowed entities to early adopt, but no earlier than the original effective date. ASU 2014-09 is now effective for public business entities for the annual reporting period beginning December 15, 2017.

Apawthecary Pets USA
Notes to Financial Statements
(Expressed in U.S. Dollars)

2.	Significant Account Policies (Continued)

Financial instruments (Continued)

Recent Accounting Pronouncements (Continued)

This update allows for either full retrospective or modified retrospective adoption. In April 2016, the FASB issued ASU 2016-10, “Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing,” which amends guidance previously issued on these matters in ASU 2014-09. The effective date and transition requirements of ASU 2016-10 are the same as those for ASU 2014-09. In May 2016, the FASB issued ASU 2016-12, “Revenue from Contracts with Customers (Topic 606): Narrow Scope Improvements and Practical Expedients,” which clarifies certain aspects of the guidance, including assessment of collectability, treatment of sales taxes and contract modifications, and providing certain technical corrections. The effective date and transition requirements of ASU 2016-12 are the same as those forASU 2014-09. The Company adopted the new guidance, Accounting Standards Codification ASC - 606, Revenue from Contracts with Customers as of August 31, 2019. This adoption created no impact to the company’s financial statements since the Company has not generated any revenues.

The Company has considered all recent accounting pronouncements issued and determined that the adoption of these pronouncements would not have a material effect on the financial position, results of operations or cash flows of the Company.

3. Due to Related Parties and Related Party Transactions

During the year ended August 31, 2019, the Company accrued management fee to Brad Kersch in the amount of $Nil (2018 - $Nil). The outstanding balance of management fees payable is $551 as of August 31, 2019 and 2018.

During the year ended August 31, 2019, Aerock Fox, an Officer and Director of the Company, paid bills from Discount Edgar and Vstock Transfer for the Company’s general expenses for the total of $1,971. The amount remains outstanding as of August 31, 2019.

As of August 31, 2019, related parties of the Company have provided a series of loans, totaling $70,673 (2018 - $70,673) in prior years for working capital purposes. No additional loans were issued in the current year. These amounts are unsecured, interest-free and are due on demand.

On August 24, 2017 Apawthecary Pets USA entered into a license agreement with Solace Management Group Inc. a British Columbia corporation. The material terms of such license agreement are:

Apawthecary Pets USA
Notes to Financial Statements
(Expressed in U.S. Dollars)

3.	Due to Related Parties and Related Party Transactions (Continued)

1.	Upon execution of the Agreement, the Apawthecary Pets USA shall provide a non-refundable license fee in the amount of $100,000 (the “License Fee”) to be held in an escrow account pursuant and subject to the terms of an escrow agreement whereby the License Fee will remain in the escrow account until the earlier of a $3,000,000 raise by the Licensee or after the Set-up Period.

2.	Term of the License Agreement is 10 years with a 5 year renewal term.

3.	The license is an exclusive, non-transferable, non-sub licensable license to manufacture, sell, represent, market, distribute and advertise the Licensed Products within the Territory on the terms and conditions set forth in the License Agreement and shall include access to, and use of, the Solace Products within the Territory on the terms and conditions set forth in the License Agreement and shall include access to, and use of, the Solace Management Group Inc.’s Licensed Products and Services, Marks, Manuals, brands, and the business format, formulations, methods, specifications, standards, and operating procedures.

4.	Apawthecary Pets USA shall pay the Solace Management Group Inc. for all packaging and shipment expenses to the Licensee at the then current market rate plus 20%.

5.	Royalties will commence to accrue when the Licensed Products are accepted by the Apawthecary Pets USA. Apawthecary Pets USA shall pay quarterly royalties in addition to the yearly royalty fee, 10% of sales based on the wholesale price of each item.

Solace Management Group Inc. owns the brand and intellectual property rights to Apawthecary Pets.

Apawthecary Pets Inc., a Canadian corporation licensed the brand and distribution rights for Apawthecary Pets for use in Canada from Solace Management Group Inc.

Solace Management Group Inc. and Apawthecary Pets USA have an officer and director in common, Bradley Kersch. Apawthecary Pets USA has negotiated a licensing and distribution agreement with Solace Management Group Inc. The $100,000 License fee has not been paid as of August 31, 2019.

4.	Inventory

As of August 31, 2019, the Company did not sell its inventory purchased in 2017. Due to the nature of the inventory items, it is written off to impairment loss.

Apawthecary Pets USA
Notes to Financial Statements
(Expressed in U.S. Dollars)

5.	Capital Stock

The total authorized capital is 75,000,000 common shares with a par value of $0.001 per common share.

Issued and outstanding

The Company had 24,827,264 common shares issued and outstanding as at August 31, 2019 and August 31, 2018.

During the year ended August 31, 2018, the Company issued 850,000 common shares at a price of $0.10 per common share to raise total cash proceeds of $85,000.

During the year ended August 31, 2019, the Company did not issue any common shares.

6.	Income Taxes

The Company accounts for income taxes under FASB Accounting Standard Codification ASC 740 “Income Taxes”. ASC 740 requires use of the liability method. ASC 740 provides that deferred tax assets and liabilities are recorded based on the differences between the tax bases of assets and liabilities and their carrying amounts for financial reporting purposes, referred to as temporary differences. Deferred tax assets and liabilities at the end of each period are determined using the currently enacted tax rates applied to taxable income in the periods in which the deferred tax assets and liabilities are expected to be settled or realized. There was a change in control in the current year and as such the total amount should be limited to section 382 of the Internal Revenue Code such a change in control negates much of the tax loss carry forward and deferred income tax.

As of August 31, 2019, and 2018, the Company had net operating loss carry forwards of $436,946 and $400,549, respectively, that may be available to reduce future years’ taxable income. Future tax benefits which may arise as a result of these losses have not been recognized in these financial statements, as their realization is determined not likely to occur and accordingly, the Company has recorded a valuation allowance for the deferred tax asset relating to these tax loss carryforwards. Net operation losses will begin to expire in 2030. The Company has not filed any tax returns and as such all tax years are open for inspection.

Apawthecary Pets USA
Notes to Financial Statements
(Expressed in U.S. Dollars)

6.	Income Taxes (Continued)

Components of net deferred tax assets, including a valuation allowance, are as follows at August 31, 2019 and 2018:

	2019	2018
Deferred tax assets:
Net operating loss carry forward	91,759	102,855
Less: valuation allowance	(91,759)	(102,855)
Net deferred tax assets	-	-

On December 22, 2017, the Tax Cuts and Jobs Act (the “Tax Act”), was signed into law. The Tax Act includes numerous changes to tax laws impacting business, the most significant being a permanent reduction in the federal corporate income tax rate from 35% to 21%. The rate reduction took effect on January 1, 2018. As the Company’s 2018 fiscal year ended on August 31, 2018, the Company’s federal blended corporate tax rate for fiscal year 2018 is 25.7%, based on the applicable tax rates before and after the Tax Act and the number of days in the fiscal year to which the two different rates applied. For fiscal year ended August 31, 2019, the federal corporate income tax rate is 21%.

The valuation allowance for deferred tax assets as of August 31, 2019 was $91,759, as compared to $102,855 as of August 31, 2018. In assessing the recovery of the deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income in the periods in which those temporary differences become deductible.

Management considers the scheduled reversals of future deferred tax assets, projected future taxable income, and tax planning strategies in making this assessment. As a result, management determined it was more likely than not the deferred tax assets would not be realized as of August 31, 2019.

The provision for income taxes differs from the amount computed by applying the statutory federal income tax rate to income before provision for income taxes.

The sources and tax effects of the differences are as follows:

U.S. federal statutory rate	21%
Valuation reserve	(21%)
Total	0%

At August 31, 2019, the Company had unused net operating loss carryover approximating $436,946 with a full valuation allowance of $91,759 that is available to offset future taxable income which expires beginning 2030.

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

In connection with this annual report, as required by Rule 13a -15d and 15d-15e under the Securities Exchange Act of 1934, we have carried out an evaluation of the effectiveness of the design and operation of our company’s disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our company’s management, including our company’s principal executive officer and principal financial officer. Based upon that evaluation, our company’s principal executive officer and principal financial officer concluded that as of August 31, 2019 our disclosure controls and procedures were not effective due to the existence of material weaknesses in our internal controls over financial reporting.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting based on the criteria for effective internal control over financial reporting established in SEC guidance on conducting such assessments as of the end of the period covered by this report. Management conducted the assessment based on certain criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013. As of August 31, 2019, management determined material weaknesses occurred over our internal control over financial reporting as discussed below.

The matters involving internal controls and procedures that the Company’s management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (1) lack of a functioning audit committee and lack of a majority of outside directors on the Company’s board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (2) inadequate segregation of duties consistent with control objectives; (3) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of US GAAP and SEC disclosure requirements; and (4) ineffective controls over period end financial disclosure and reporting processes. Due to these material weaknesses management concluded that our internal control over financial reporting was not effective as of August 31, 2019.

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

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rules 13a-15 or 15d-15 under the Exchange Act that occurred during the small business issuer’s last fiscal year that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

The name, address, age and position of our present officers and directors is set forth below:

Name	Age	Position(s)
Bradley Kersch[1]	53	President, Director
Aerock Fox[2]	73	Secretary, Director

_________

1 The person named above held this office from February 24, 2017 and is expected to hold his offices/positions at least until the next annual meeting of our stockholders.

2 The person named above held this office from February 24, 2017 and is expected to hold his offices/positions at least until the next annual meeting of our stockholders.

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

Item 11. Executive Compensation.

The table below summarizes all compensation awarded to, earned by, or paid to our named executive officers and director for all services rendered in all capacities to us for the period from inception through August 31, 2019.

SUMMARY COMPENSATION TABLE
Name and principal position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Bradley D Kersch	2018	0	0	0	0	0	0	0	0
President/Treasurer	2019	0	0	0	0	0	0	0	0

Aerock Fox	2018	0	0	0	0	0	0	0	0
Secretary	2019	0	0	0	0	0	0	0	0

Outstanding Equity Awards at Fiscal Year-End

The table below summarizes all unexercised options, stock that has not vested, and equity incentive plan awards for each named executive officer as of August 31, 2019.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END
OPTION AWARDS						STOCK AWARDS
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested (#)
Bradley	-	-	-	-	-	-	-	-	-
Kersch	-	-	-	-	-	-	-	-	-
Aerock	-	-	-	-	-	-	-	-	-
Fox	-	-	-	-	-	-	-	-	-

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

Director Compensation

The table below summarizes all compensation awarded to, earned by, or paid to our directors for all services rendered in all capacities to us for the period from inception (December 27, 2007) through August 31, 2019:

DIRECTOR COMPENSATION
Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Non-Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
1) Bradley Kersch	0	0	0	0	0	0	0
2) Aerock Fox	0	0	0	0	0	0	0

_________

[1] Bradley Kersch appointed President & Director

[2] Aerock Fox appointed Secretary & Director

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth, as of the date of this prospectus, the total number of shares owned beneficially by our sole officer and director, and key employees, individually and as a group, and the present owners of 5% or more of our total outstanding shares. The table also reflects what this ownership will be assuming completion of the sale of all shares in this offering. The stockholder listed below has direct ownership of her shares and possesses sole voting and dispositive power with respect to the shares. The percent of class is based on 24,827,264 shares of common stock issued and outstanding as of August 31, 2019.

Title of Class	Name and Address Beneficial Owner [1]	Amount and Nature of Beneficial Owner	Percent of Class

Common Stock	Susan Fox [2]	4,455,000	17.9
Common Stock	Bradley Kersch	4,164,597	16.7
Common Stock	Gabriele Jerousek	3,300,334	13.3
Common Stock	Tammy Kersch	3,300,333	13.3
Common Stock	CWB [3]	1,820,000	7.3
Common Stock	Aerock Fox	994,000	4.0
Common Stock	Digital Pilot [4]	868,000	3.5
Common Stock	All Officers & Directors as Group (2 persons)	6,026,597	24.2

_______________

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

[4] Aerock Fox is the sole shareholder of Digital Pilot Inc.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

As of August 31, 2019, related parties of the Company have provided a series of loan, totaling $70,673 (2018 - $70,673), for working capital purposes. These amounts are unsecured, interest-free and are due on demand.

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

Solace Management Group Inc. and Apawthecary Pets USA have an officer and director in common, Bradley Kersch. Apawthecary Pets USA has negotiated a licensing and distribution agreement with Solace Management Group Inc. The $100,000 License fee has not been paid as of August 31, 2019.

Item 14. Principal Accounting Fees and Services.

During the fiscal year ended August 31, 2019 we incurred approximately $19,000 in fees to our principal independent accountants for professional services rendered in connection with the audit of financial statements for the fiscal year ended August 31, 2019 and reviews of our financial statements for the quarters ended November 30, 2018, February 28, 2019 and May 31, 2019.

During the fiscal year ended August 31, 2018 we incurred approximately $13,505 in fees to our principal independent accountants for professional services rendered in connection with the audit of financial statements for the fiscal year ended August 31, 2018 and reviews of our financial statements for the quarters ended November 30, 2017, February 28, 2018 and May 31, 2018.

During the fiscal years ended August 31, 2019 and 2018 we did not incur any other fees for professional services rendered by our principal independent accountants for all other non-audit services which may include, but not limited to, tax related services, actuarial services or valuation services.

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

Apawthecary Pets USA

By:	/s/ Brad Kersch
Brad Kersch
President and Director
Principal Executive Officer
Principal Financial Officer

Dated: December 13, 2019

