Form 10-K/A
period 2019-08-31
Apawthecary Pets USA
filed 2019-12-16
CIK 1528697

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

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

EXPLANATORY NOTE

The purpose of this Amendment No. 1 on Form 10-K/A to the Annual Report on Form 10-K for the fiscal year ended August 31, 2019, filed with the Securities and Exchange Commission on December 13, 2019 (the "Form 10-K"), is solely to add the date to the Report of Independent Registered Accounting Firm.

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
December 16, 2019

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

Dated: December 16, 2019

