Form 10-Q
period 2019-11-30
Apawthecary Pets USA
filed 2020-01-21
CIK 1528697

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2019

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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☒

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. As of January 21, 2020, we had 24,827,264 shares of common stock outstanding.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

Apawthecary Pets USA
Balance Sheets
(Stated in US dollars)

	November 30,	August 31,
	2019	2019
	(Unaudited)
Assets

Current assets
Cash and cash equivalents	$10,113	$20,256
Total current assets	10,113	20,256

Total Assets	$10,113	$20,256

Liabilities and Stockholders' Deficit

Current liabilities
Accounts payable and accrued liabilities	$5,366	$9,957
Accounts payable - related parties	2,522	2,522
Due to related parties	70,673	70,673
Total current liabilities	78,561	83,152

Total Liabilities	$78,561	$83,152

Stockholders' Deficit
Authorized
75,000,000 of common shares, par value $0.001
Issued and outstanding
24,827,264 common shares issued and outstanding
as of November 30, 2019, and August 31, 2019	$24,827	$24,827
Additional paid in capital	349,223	349,223
Accumulated deficit	(442,498)	(436,946)

Total stockholders' deficit	$(68,448)	$(62,896)

Total Liabilities and Stockholders' Deficit	$10,113	$20,256

The accompanying notes are an integral part of these unaudited financial statements.

Apawthecary Pets USA
Statements of Operations
(Stated in U.S. Dollars)

	For the	For the
	three months	three months
	period ended	period ended
	November 30,	November 30,
	2019	2018
	(Unaudited)	(Unaudited)
Operating Expenses
General and administrative	$5,552	$5,122

Total Operating Expenses	5,552	5,122

Net loss	$(5,552)	$(5,122)

Basic and diluted net loss per common share - basic and diluted	$(0.00)	$(0.00)

Weighted average number of common shares - basic and diluted	24,827,264	24,827,264

The accompanying notes are an integral part of these unaudited financial statements.

Apawthecary Pets USA
Statements Of Changes In Stockholders Deficit
(Stated in US dollars)
For the three months ended November 30, 2019 and 2018
(Unaudited)

	Common stock		Additional	Accumulated
	Shares	Amount	paid-in capital	Deficit	Total
Balance at August 31, 2019	24,827,264	$24,827	$349,223	$(436,946)	$(62,896)
Net loss	-	-	-	(5,552)	(5,552)
Balance at November 30, 2019	24,827,264	$24,827	$349,223	$(442,498)	$(68,448)

Balance at August 31, 2018	24,827,264	$24,827	$349,223	$(400,549)	$(26,499)
Net loss	-	-	-	(5,122)	(5,122)
Balance at November 30, 2018	24,827,264	$24,827	$349,223	$(405,671)	$(31,621)

The accompanying notes are an integral part of these unaudited financial statements.

Apawthecary Pets USA
Statements of Cash Flows
(Stated in US dollars)

	For the	For the
	three months	three months
	ended	ended
	November 30,	November 30,
	2019	2018
	(Unaudited)	(Unaudited)
Cash flows from operating activities
Net loss	$(5,552)	$(5,122)
Adjustments to reconcile net loss to net cash used in operating activities:
Accounts payable and accrued liabilities	(4,591)	370

Cash flows used in operating activities	(10,143)	(4,752)

Net decrease in cash	(10,143)	(4,752)

Cash and cash equivalents, beginning of period	20,256	42,594

Cash and cash equivalents, end of period	$10,113	$37,842

Supplemental disclosures of cash flow information:
Interest paid	$-	$-
Income tax paid	$-	$-

The accompanying notes are an integral part of these unaudited financial statements.

Apawthecary Pets USA Notes to Financial Statements (Expressed in U.S. Dollars) (Unaudited)

1.	Nature and Continuance of Operations

Apawthecary Pets USA (the ”Company”) was incorporated under the laws of the States of Nevada on December 27, 2007. The Company intends to operate in the pet industry.

On July 20, 2017, the Company changed its name from Bookedbyus Inc. to Apawthecary Pets USA.

The Company’s financial statements as at November 30, 2019 and for the year then ended have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. The Company has a loss of $5,552 for the three months ended November 20, 2019 and $5,122 for the three months ended November 30, 2018 and has a working capital deficit at November 30, 2019. These factors raise substantial doubt about the ability of the Company to continue as a going concern.

Management cannot provide assurance that the Company will ultimately achieve profitable operations or become cash flow positive, or raise additional debt and/or equity capital. Management believes that the Company’s capital resources should be adequate to continue operating and maintaining its business strategy for the twelve months after the date the audited financial statements were issued. However, if the Company is unable to raise additional capital in the near future, due to the Company’s liquidity problems, management expects that the Company will need to curtail operations, liquidate assets, seek additional capital on less favorable terms and/or pursue other remedial measures. These financial statements do not include any adjustments related to the recoverability and classification of assets or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

As of November 30, 2019, the Company was not engaged in continued business, and had significant expenses from early stage activities. Although management is currently attempting to implement its business plan and is seeking additional sources of financing, there is no assurance the activity will be successful. Accordingly, the Company must rely on its president to perform essential functions without compensation until a business operation can be commenced. The financial statements do not include any adjustments that may result from the outcome of this uncertainty.

2.	Significant Accounting Policies

Basis of presentation

The accompanying unaudited interim financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission, and should be read in conjunction with the Company’s audited financial statement for the year ended August 31, 2019, as filed with the SEC on Form 10-K. In the opinion of management, all normal recurring adjustments which are necessary for a fair presentation of financial statements of the results for the interim period ended November 30, 2019, have been included.

Apawthecary Pets USA Notes to Financial Statements (Expressed in U.S. Dollars) (Unaudited)

2.	Significant Accounting Polices (Continued)

The results of operations for the interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements which would substantially duplicate the disclosures contained in the audited financial statements for the most recent fiscal year ended August 31, 2019, as reported in the Form 10-K have been omitted.

3.	Due to Related Parties and Related Party Transactions

The outstanding balance of management fees payable is $2,522 and $2,522 as of November 30, 2019 and August 31, 2019 respectively.

As of November 30, 2019, related parties of the Company have provided a series of loans, totaling $70,673 (August 31, 2019 - $70,673).

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

Apawthecary Pets USA Notes to Financial Statements (Expressed in U.S. Dollars) (Unaudited)

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

3.	Apawthecary Pets USA shall pay the Solace Management Group Inc. for all packaging and shipment expenses to the Licensee at the then current market rate plus 20%.

4.	Royalties will commence to accrue when the Licensed Products are accepted by the Apawthecary Pets USA. Apawthecary Pets USA shall pay quarterly royalties in addition to the yearly royalty fee, 10% of sales based on the wholesale price of each item.

Solace Management Group Inc. owns the brand and intellectual property rights to Apawthecary Pets.

Apawthecary Pets Inc., a Canadian corporation licensed the brand and distribution rights for Apawthecary Pets for use in Canada from Solace Management Group Inc.

Solace Management Group Inc. and Apawthecary Pets USA have a common officer and director, Bradley Kersch. Apawthecary Pets USA has negotiated a licensing and distribution agreement with Solace Management Group Inc. The $100,000 License fee has not been paid, and the agreement was not effective as of November 30, 2019.

Aerock Fox provides consulting service to the Company without compensation.

Digital Pilot Inc., a company that has a common director (Aerock Fox) with Apawthecary Pets USA, provides an office located in 619 S. Ridgley, Los Angeles CA for an indefinite period of time.

4.	Capital Stock

The total authorized capital is 75,000,000 common shares with a par value of $0.001 per common share.

Issued and outstanding

The Company had 24,827,264 common shares issued and outstanding as at November 30, 2019 and August 31, 2019 respectively.

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

On August 24, 2017, Apawthecary Pets USA entered into a license agreement with Solace Management Group Inc. a British Columbia corporation. The material terms of such license agreement are:

1.	Upon execution of the Agreement, the Apawthecary Pets USA shall provide a non-refundable license fee in the amount of $100,000 (the “ License Fee”) to be held in an escrow account pursuant and subject to the terms of an escrow agreement whereby the License Fee will remain in the escrow account until the earlier of a $3,000,000 raise by the Licensee or after the Set-up Period.

2.	Term of the License Agreement is 10 years with a 5 year renewal term.

3.	The license is an exclusive, non-transferable, non-sub licensable license to manufacture, sell, represent, market, distribute and advertise the Licensed Products within the Territory on the terms and conditions set forth in the License Agreement and shall include access to, and use of, the Solace Management Group Inc.’s Licensed Products and Services, Marks, Manuals, brands, and the business format, formulations, methods, specifications, standards, and operating procedures.

4.	Apawthecary Pets USA shall pay the Solace Management Group Inc. for all packaging and shipment expenses to the Licensee at the then current market rate plus 20%.

5.	Royalties will commence to accrue when the Licensed Products are accepted by the Apawthecary Pets USA. Apawthecary Pets USA shall pay quarterly royalties in addition to the yearly royalty fee, 10% of sales based on the wholesale price of each item.

Solace Management Group Inc. owns the brand and intellectual property rights to Apawthecary Pets.

Apawthecary Pets Inc., a Canadian corporation licensed the brand and distribution rights for Apawthecary Pets for use in Canada from Solace Management Group Inc.

Solace Management Group Inc. and Apawthecary Pets USA have a common officer and director, Bradley Kersch. Apawthecary Pets USA has negotiated a licensing and distribution agreement with Solace Management Group Inc. The $100,000 License fee has not been paid and the agreement was not effective as of November 30, 2019.

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

As of November 30, 2019, we had $10,113 in cash as compared to $20,256 as at August 31, 2019. As of the date of this Form 10-Q, management believes that the Company’s capital resources should be adequate to continue operating and maintaining its business strategy twelve months after the date that the financial statements are issued. However, if the Company is unable to raise additional capital in the near future, due to the Company’s liquidity problems, management expects that the Company will need to curtail operations, liquidate assets, seek additional capital on less favorable terms and/or pursue other remedial measures.

We do not anticipate researching any further products nor the purchase or sale of any significant equipment. We also do not expect any significant additions to the number of employees.

Results of Operations

We had $nil in revenue for the three months period ended November 30, 2019 as compared to revenue of $nil for three months period ended November 30, 2018.

Total expenses in the three months period ended November 30, 2019 were $5,552 as compared to total expenses of $5,122 for the three months period ended November 30, 2018, resulting in a net loss of $5,122 for the three months period ended November 30, 2019 as compared to a net loss of $5,122 for the three months ended November 30, 2018. The net loss for the three months period ended November 30, 2019 is a result of professional fees of $5,072 comprised of legal and accounting fees, and general and administrative expense of $480 as compared to the net loss of $5,122 for the three months period ended November 30, 2018 was a result of professional fees of $4,620 comprised of legal and accounting fees, and general and administrative expense of $502.

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

In connection with this quarterly report, as required by Rule 15d-15 under the Securities Exchange Act of 1934, we have carried out an evaluation of the effectiveness of the design and operation of our company’s disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our company’s management, including our company’s principal executive officer and principal financial officer. Based upon that evaluation, our company’s principal executive officer and principal financial officer concluded that subject to the inherent limitations noted in this Part II, Item 9A(T) as of November 30, 2019, our disclosure controls and procedures were not effective due to the existence of material weaknesses in our internal controls over financial reporting.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) or 15d-15(f)) during the quarter ended November 30, 2019 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

_________

* Included in Exhibit 31.1

** Included in Exhibit 32.1

SIGNATURES*

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Apawthecary Pets USA

January 21, 2020	By:	/s/ Brad Kersch
Brad Kersch
President and Director Principal Executive Officer Principal Financial Officer

