Form 10-Q
period 2020-05-31
Apawthecary Pets USA
filed 2020-07-15
CIK 1528697

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 31, 2020

199-374-960

Commission File Number

Apawthecary Pets USA.
(Exact name of registrant as specified in its charter)

Nevada	26-1679929
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

c/o Bradley Kersch 1223 Fletcher Way, Port Coquitlam, BC	V3C6B5
(Address of principal executive offices)	(Zip Code)

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. As of July 15, 2020 we had 24,827,264 shares of common stock outstanding.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

Apawthecary Pets USA
Balance Sheets
(Stated in U.S. dollars)

	May 31, 2020	August 31, 2019
	(Unaudited)

Assets

Current assets
Cash and cash equivalents	$806	$20,256
Total current assets	806	$20,256

Total Assets	$806	$20,256

Liabilities and Stockholders' Deficit

Current liabilities
Accounts payable and accrued liabilities	$13,925	$9,957
Accounts payable - related parties	4,618	2,522
Due to related parties	70,673	70,673
Total current liabilities	89,216	83,152

Total Liabilities	89,216	83,152

Stockholders' deficit
Authorized 75,000,000 of common shares, par value $0.001
Issued and outstanding 24,827,264 common shares issued and outstanding as of May 31, 2020 and August 31, 2019	24,827	24,827
Additional paid-in capital	349,223	349,223
Accumulated deficit	(462,460)	(436,946)

Total stockholders' deficit	(88,410)	(62,896)

Total Liabilities and Stockholders' Deficit	$806	$20,256

The accompanying notes are an integral part of the these unaudited financial statements.

Apawthecary Pets USA

Statements of Operations

(Stated in U.S. Dollars)

	For the	For the	For the	For the
	Three Months	Three Months	Nine Months	Nine Months
	Ended	Ended	Ended	Ended
	May 31,	May 31,	May 31,	May 31,
	2020	2019	2020	2019
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Operating Expenses
General and administrative	$5,765	$4,762	$25,514	$23,750

Total operating Expenses	5,765	4,762	25,514	23,750

Net loss	$(5,765)	$(4,762)	$(25,514)	$(23,750)

Basic and diluted net loss per common share - basic and diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average number of common shares - basic and diluted	24,827,264	24,827,264	24,827,264	24,827,264

The accompanying notes are an integral part of the these unaudited financial statements.

Apawthecary Pets USA
Statements of Cash Flows
(Stated in U.S. dollars)

	For the	For the
	Nine months	Nine months
	Ended	Ended
	May 31,	May 31,
	2020	2019
	(Unaudited)	(Unaudited)
Cash flows from operating activities
Net loss	$(25,514)	$(23,750)
Adjustments to reconcile net loss to net cash used in operating activities:
Accounts payable and accrued liabilities	3,968	6,709
Accounts payable - related parties	2,096	-

Cash flows used in operating activities	(19,450)	(17,041)

Net decrease in cash and cash equivalents	(19,450)	(17,041)

Cash and cash equivalents, beginning of period	20,256	42,594

Cash and cash equivalents, end of period	$806	$25,553

Supplemental disclosures of cash flow information:
Interest paid	$-	$-
Income tax paid	$-	$-

The accompanying notes are an integral part of the these unaudited financial statements.

Apawthecary Pets USA
Statements of Changes in Stockholders' Deficit
(Stated in U.S. Dollars)
For the Three Months Ended May 31, 2020 and May 31, 2019
(Unaudited)

	Common stock		Additional	Accumulated
	Shares	Amount	paid-in capital	Deficit	Total
Balance at February 29, 2020	24,827,264	$24,827	$349,223	$(456,695)	$(82,645)
Net loss	-	-	-	(5,765)	(5,765)
Balance at May 31, 2020	24,827,264	$24,827	$349,223	$(462,460)	$(88,410)

Balance at February 28, 2019	24,827,264	$24,827	$349,223	$(419,537)	$(45,487)
Net loss	-	-	-	(4,762)	(4,762)
Balance at May 31, 2019	24,827,264	$24,827	$349,223	$(424,299)	$(50,249)

The accompanying notes are an integral part of the these unaudited financial statements.

Apawthecary Pets USA
Statements of Changes in Stockholders' Deficit
(Stated in U.S. Dollars)
For the Nine Months Ended May 31, 2020 and May 31, 2019
(Unaudited)

	Common stock		Additional	Accumulated
	Shares	Amount	paid-in capital	Deficit	Total
Balance at August 31, 2019	24,827,264	$24,827	$349,223	$(436,946)	$(62,896)
Net loss	-	-	-	(25,514)	(25,514)
Balance at May 31, 2020	24,827,264	$24,827	$349,223	$(462,460)	$(88,410)

Balance at August 31, 2018	24,827,264	$24,827	$349,223	$(400,549)	$(26,499)
Net loss	-	-	-	(23,750)	(23,750)
Balance at May 31, 2019	24,827,264	$24,827	$349,223	$(424,299)	$(50,249)

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

On July 20, 2017, the Company changed its name from Bookedbyus Inc. to Apawthecary Pets USA.

The Company’s financial statements as at May 31, 2020 and for the period then ended have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. The Company has a loss of $25,514 for the nine months ended May 31, 2020 and has a working capital deficit at May 31, 2020. These factors raise substantial doubt about the ability of the Company to continue as a going concern. .

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

As of May 31, 2020, the Company was not engaged in continued business, and had significant expenses from early stage activities. Although management is currently attempting to implement its business plan and is seeking additional sources of financing, there is no assurance the activity will be successful. Accordingly, the Company must rely on its president to perform essential functions without compensation until a business operation can be commenced. The financial statements do not include any adjustments that may result from the outcome of this uncertainty.

2.  Significant Account Policies

Basis of presentation

The accompanying unaudited interim financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission, and should be read in conjunction with the Company’s audited financial statement for the year ended August 31, 2019, as filed with the SEC on Form 10-K. In the opinion of management, all normal recurring adjustments which are necessary for a fair presentation of financial statements of the results for the interim period ended May 31, 2020, have been included.

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

Apawthecary Pets USA Notes to Financial Statements (Stated in U.S. Dollars) (Unaudited)

3.  Due to Related Parties and Related Party Transactions

The outstanding balance of management fees payable is $4,618 and $2,522 as of May 31, 2020 and August 31, 2019 respectively.

As of May 31, 2020, related parties of the Company have provided a series of loans, totaling $70,673 (August 31, 2019 - $70,673) for working capital purposes. These loans are unsecured, interest-free, and due on demand.

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

2.	Term of the License Agreement is 10 years with a 5 years renewal term.

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

Solace Management Group Inc. and Apawthecary Pets USA have an officer and director in common, Bradley Kersch. Apawthecary Pets USA has negotiated a licensing and distribution agreement with Solace Management Group Inc. The $100,000 License fee has not been paid as of May 31, 2020.

Aerock Fox provides consulting service to the Company without compensation.

Digital Pilot Inc., a company that has a common director (Aerock Fox) with Apawthecary Pets USA, provides an office located in 619 S. Ridgley, Los Angeles CA for an indefinite period of time with no charge.

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

Apawthecary Pets USA (formerly Bookedbyus Inc.) (the “Company”) was incorporated under the laws of the State of Nevada on December 27, 2007. The Company intends to operate in the pet industry. We have commenced only limited operations, primarily focused on organizational matters to the date of this filling. The Company has not yet implemented its business model.

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

Solace Management Group Inc. and Apawthecary Pets USA have an officer and director in common, Bradley Kersch. Apawthecary Pets USA has negotiated a licensing and distribution agreement with Solace Management Group Inc. The $100,000 License fee has not been paid as of May 31, 2020.

Digital Pilot Inc., a company that has a common director (Aerock Fox) with Apawthecary Pets USA, provides an office located in 619 S. Ridgley, Los Angeles CA for an indefinite period of time with no charge.

In March 2020, the WHO declared the outbreak of COVID-19 as a pandemic based on the rapid increase in global exposure. COVID-19 continues to spread throughout the world, including the United States. We have not seen any significant direct negative impact of COVID-19 to the Company. However, given the daily evolution of the COVID-19 pandemic and the global responses to curb its spread, we are not presently able to estimate the effects of the COVID-19 pandemic on our future results of operations, financial condition, or liquidity for the remainder of fiscal year 2020 and, possibly, beyond.

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

As of May 31, 2020, we had $806 in cash as compared to $20,256 as at August 31, 2019. As of the date of this Form 10-Q, the current funds available to the Company will not be sufficient to fund the expenses related to the implementation of our business and continue maintaining a reporting status. The Company’s sole officer and director, Mr. Kersch has indicated that he may be willing to provide a maximum of $20,000, required to maintain the reporting status, in the form of a non-secured loan for the next twelve months as the expenses are incurred if no other proceeds are obtained by the Company. However, there is no contract or written agreement in place.

We do not anticipate researching any further products nor the purchase or sale of any significant equipment. We also do not expect any significant additions to the number of employees.

Results of Operations

We had $nil in revenue for the three and nine month period ended May 31, 2020 as compared to revenue for three and nine month period ended May 31, 2019 of $nil.

Total operating expenses for the three month period ended May 31, 2020 were $5,765 as compared to total operating expenses for the three month period ended May 31, 2019 of 4,762 resulting in a net loss for the three month period ended May 31, 2020 of $5,765 as compared to a net loss of $4,762 for three month period ended May 31, 2019. The net loss for the three month period ended May 31, 2020 is a result of general and administrative expense of $5,765 as compared to the net loss for the three month period ended May 31, 2019 of $4,762 which was a result of general and administrative expense of $4,762.

Total operating expenses for the nine month period ended May 31, 2020 were $25,514 as compared to total operating expenses for the nine month period ended May 31, 2019 of $23,750 resulting in a net loss for the nine month period ended May 31, 2020 of $25,514 as compared to a net loss of $23,750 for nine month period ended May 31, 2019. The net loss for the nine month period ended May 31, 2020 is a result of general and administrative expense of $25,514 as compared to the net loss for the nine month period ended May 31, 2019 of $23,750 which was a result of general and administrative expense of $23,750.

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

In connection with this quarterly report, as required by Rule 15d-15 under the Securities Exchange Act of 1934, we have carried out an evaluation of the effectiveness of the design and operation of our company's disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our company's management, including our company's principal executive officer and principal financial officer. Based upon that evaluation, our company's principal executive officer and principal financial officer concluded that as of May 31, 2020 our disclosure controls and procedures were not effective due to the existence of material weaknesses in our internal controls over financial reporting.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) or 15d-15(f)) during the quarter ended May 31, 2020 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Item 2. Unregistered Sales of Securities and Use of Proceeds.

None

Item 3. Defaults Upon Senior Securities.

None

Item 4. Mine Safety Disclosure.

None

Item 5. Other Information.

(a) None

Item 6. Exhibits.

The following documents are filed as a part of this report or are incorporated by reference to previous filings, if so indicated:

Exhibit No.	Description
3.1	Certificate of Amendment as previously filed with the SEC on Form S-1 on September 15, 2017

3.2	By-Laws Inc. as previously filed with the SEC on Form S-1 on September 7, 2011

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a–14(a) or 15d-14(a) of the Securities Exchange Act of 1934

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934*

32.1	Certification of Chief Executive Officer under Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer under Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**

101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document).

101.SCH	Inline XBRL Taxonomy Extension Schema Document.

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document.

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101).

__________

*     Included in Exhibit 31.1

**   Included in Exhibit 32.1

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Apawthecary Pets USA.

July 15, 2020	By:	/s/ Bradley Kersch
Bradley Kersch
President, Chief Executive Officer (Principal Executive Officer) and Director

